Form 10-K
period 1997-12-31
MECH FINANCIAL INC
filed 1998-03-30
CIK 1051123

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       COMMISSION FILE NUMBER 000-23557

                            MECHANICS SAVINGS BANK
--------------------------------------------------------------------------------
                 (EXACT NAME OF BANK AS SPECIFIED IN CHARTER)

STATE OF CONNECTICUT                       06-1500984
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

100 PEARL STREET, HARTFORD, CT             06103
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL OFFICE)              (ZIP CODE)

REGISTRANT'S TELEPHONE INCLUDING AREA CODE: (860) 293-4000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                Title of Class


Indicate by check mark whether the bank (1) has filed all reports to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES [X]      NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [_]

As of February 28, 1998, the aggregate market value of the 5,221,933 shares of common stock of the registrant issued and outstanding on such date was $139 million . As of that same date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $134 million.

The following documents and information are incorporated by reference herein to the extent indicated under the appropriate item:

1. The annual report to shareholders of Mechanics Savings Bank for the fiscal year ended December 31, 1997 (hereinafter referred to as the "Bank's 1997 Annual Report"); and

2. Management's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (hereinafter referred to as the "Bank's 1998 Proxy Statement")

                              TABLE OF CONTENTS:

Item 1.   Business of the Bank............................................   2
Item 2.   Properties......................................................   7
Item 3.   Legal Proceedings...............................................   7
Item 4.   Submission of Matters to a Vote of Security Holders.............   7
Item 5.   Market for Common Equity and Related Shareholder Matters........   8
Item 6.   Selected Financial Data.........................................   8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   8
Item 8.   Financial Statements and Supplementary Data.....................   8
Item 9.   Changes and Disagreements with Accountants on Accounting
          and Financial Disclosure........................................   8
Item 10.  Directors and Principal Officers of the Registrant..............   8
Item 11.  Executive Compensation..........................................   8
Item 12.  Security Ownership of Certain Beneficial Owners and Management..   8
Item 13.  Certain Relationships and Related Transactions..................   8
Item 14.  Exhibits........................................................   9
          Signatures......................................................  11

PART I

ITEM 1   BUSINESS
-----------------

GENERAL

     MECH Financial, Inc., (the "Company"), a Connecticut corporation, is the registered bank holding company for Mechanics Savings Bank (the "Bank"), a wholly-owned subsidiary. The Bank's shareholders approved the formation of the Company at a special meeting held on November 25, 1997. The Company was formed on January 1, 1998 and will provide additional corporate structuring opportunities and powers to respond to the expanding needs of the Bank's customers and to the competitive conditions in the financial services industry.

     The Bank is a state chartered capital stock savings bank which operates 14 banking offices in Hartford County and offers a full range of banking services to individuals and corporate customers primarily located in Central Connecticut. The Bank was organized in 1861 and is the largest banking institution headquartered in the City of Hartford. The Bank completed its subscription and community offerings of common stock on June 25, 1996, thereby completing its conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank. The Bank sold the maximum number of shares offered in the conversion, as adjusted, issuing 5.29 million shares for total gross proceeds of $52.90 million.

     The Bank is a community bank with a broad range of products and services. The Bank's lending focus is on making commercial loans to small and medium sized businesses as well as originating residential mortgages and consumer loans. The Bank's results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Bank, on a monthly basis, also sets aside a provision for possible loan losses, which has had a significant impact on its results of operations in recent years. The Bank's results of operations also depend upon the commissions and fees earned from the Bank's investment brokerage program, as well as other banking fees which contribute to non-interest income. The Bank's operating expenses consist principally of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, the real estate market, changes in interest rates, government policies and actions of regulatory authorities.


MARKET AREA AND COMPETITION

     The Bank has 14 retail banking offices, located in Hartford (3), and the Greater Hartford communities of West Hartford (3), Avon, Bloomfield, Windsor, Manchester, East Hartford, Glastonbury, Wethersfield and New Britain. All of the Bank's office facilities and its primary market area are located in Hartford County, Connecticut. According to the 1990 U.S. Census, the City of Hartford and Hartford County had populations of 139,739 and 851,738 respectively.

     Hartford County is located half-way, approximately two hours driving time, between Boston and New York City. The region serves as the governmental and financial center of the state. Hartford County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government and corporate offices, and retail. The City of Hartford is the hub of the region and is a major employment center. Hartford is best noted as the home office of several international and national insurance companies and manufacturing companies. Other major employers include Fortune 500 companies, regional banks and the State of Connecticut.

     Intense competition exists in all major lines of business in which the Bank is presently engaged. The Bank's market area contains a significant number of financial institutions, including commercial banks, thrift institutions, credit unions, insurance companies, mortgage brokers and brokerage firms. The Bank competes with a variety of other community banking institutions as well as regional, super-regional and also several money center institutions which have located branch offices in the Hartford County market. Many of the larger institutions offer a full array of consumer and business products which compete directly with those products and services offered by the Bank. In addition, the community banks compete directly with the Bank by attempting to differentiate themselves from larger rivals in the same manner that the Bank does, namely through providing first class, personalized service.

LENDING ACTIVITIES

     GENERAL. The Bank concentrates primarily upon its traditional residential mortgage, home equity and other consumer loan products, in addition to commercial loans that meet the needs of small to medium sized businesses. Commercial real estate lending is restricted to owner occupied business realty and non-speculative, already improved investor properties owned by creditworthy, substantive borrowers.

     ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. The Bank continues to focus on the origination of loans collateralized primarily by first mortgages on existing one-to four-family residences, offering a variety of fixed and adjustable rate mortgage loan products. At December 31, 1997, $396.39 million, or 67.9%, of the Bank's total loan portfolio consisted of one- to four- family mortgage loans, substantially all of which are conventional loans (i.e., loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans Administration).

     The Bank actively solicits one- to four-family residential mortgage loan applications primarily through its branches, loan originators and correspondents. In addition, the Bank periodically conducts first-time home buyer seminars in an effort to develop residential loan applications. The Bank periodically purchases residential mortgage loans from correspondents.

     The Bank originates residential mortgage loans which qualify for sale to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank originates both fixed rate and adjustable rate mortgage loans with loan terms of between 10 and 30 years. One year adjustable rate mortgage loans have interest rates that adjust annually based upon an index tied to the weekly average yield on U. S. Treasury securities, adjusted to a constant maturity of one year. These loans typically provide that the amount of any increase or decrease in the interest rate is limited to two percentage points per adjustment period and is limited to an aggregate of six percentage points by which the rate can increase or decrease over the life of the loan. In addition, the Bank offers a variety of other adjustable rate mortgage programs.

     Borrower demand for adjustable rate versus fixed rate mortgage loans is a function of the level of interest rates, expectations as to future changes in interest rates and pricing differences between fixed rate mortgage loans and adjustable rate mortgage loans. The relative amount of fixed rate and adjustable rate residential loans that are originated at any time is therefore largely determined by market and financial conditions.

     At December 31, 1997, $130.39 million, or 32.9%, of the Bank's one- to four-family residential mortgage loan portfolio carried fixed interest rates. Although these loans generally provide for repayment of principal over a fixed period of 10 to 30 years, the Bank's experience, because of prepayments and due-on-sale clauses, is that such loans generally remain outstanding for a substantially shorter period of time. At December 31, 1997, $266.00 million or 67.1% of Bank's residential mortgage portfolio carried variable interest rates.

     Adjustable rate loans tend to decrease the risks to the Bank's net interest income associated with changes in interest rates, but involve credit risk, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates. The Bank offers introductory rates on its one year adjustable rate residential mortgage loans, which are lower than the fully indexed rate on adjustable rate loans but which are competitive with other lenders in the Bank's market. The Bank underwrites the ability of borrowers to service adjustable rate mortgage loans at interest rates higher than the introductory rates.

     The Bank's general practice is to lend up to 80% of the appraised value of the property collateralizing a one- to four-family residential loan. Under certain circumstances, the Bank will lend up to 97% of the appraised value. To the extent that a loan exceeds 80% of the appraised value of the property, the borrower generally must obtain private mortgage insurance, which effectively reduces the loss exposure to a 75% loan-to-value ratio or less. Appraisals on property collateralizing the Bank's one- to four-family residential loans are made by independent licensed appraisers or the Bank's licensed, in-house appraisal staff.

     The Bank's policy also requires that appraisals be performed in accordance with applicable federal and state laws and regulations. Borrowers also must obtain hazard insurance and flood insurance, when required, prior to closing. The Bank generally has required borrowers to pay funds, with each monthly payment of principal and interest, to a loan escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard and flood insurance premiums and mortgage insurance premiums as they become due.

     MULTI-FAMILY, COMMERCIAL REAL ESTATE, LAND AND CONSTRUCTION LENDING. Multi-family, commercial real estate and construction lending to builders involves a higher degree of risk than one- to four-family residential lending. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate.

     Commercial construction loans are made only if the borrower also seeks and qualifies for a permanent loan from the Bank. The Bank's lending policy allows for permanent commercial real estate loans collateralized by multi-family properties and commercial real estate with a maximum loan-to-value ratio of 80%. The Bank typically offers maturities of 10 to 20 years and loan terms which provide for interest rates that adjust at regular intervals of one, three or five years, based upon an index tied to the corresponding treasury constant. The Bank generally obtains personal guarantees from the principals of the borrowing entities. Appraisals of the property collateralizing such loans are made by independent licensed appraisers.

     At December 31, 1997, $13.50 million, or 2.3%, of the Bank's total loan portfolio consisted of loans collateralized by multi-family properties. Multi-family loans are comprised primarily of loans collateralized by income producing properties with five or greater residential units.

     At December 31, 1997, $99.25 million, or 17.0%, of the Bank's total loan portfolio consisted of loans collateralized by commercial real estate, of which $47.29 million was for professional office buildings, $28.12 million for retail stores, and $12.55 million for industrial/warehouse properties. The remaining balance consisted of loans collateralized by various commercial properties. Also at December 31, 1997, $3.60 million, or 0.6% of the Bank's total loan portfolio, were construction and land loans, $2.18 million which were for construction of one- to four-family residential units and $1.42 million which were for construction of commercial properties.

     As of December 31, 1997, the Bank's largest single loan was a line of credit to a mortgage lending company. The largest loan outstanding was $3.59 million, which was classified as a performing commercial mortgage. The largest lending relationship aggregated $4.0 million, which was also classified as performing.

     COMMERCIAL AND INDUSTRIAL LENDING. The Bank has focused a major portion of its business development on small to medium sized businesses within the central Connecticut market. Such loans diversify the Bank's portfolio and reduce the Bank's interest rate risk by originating loans that adjust with changes in the prime rate. These loans typically generate fee income and often have compensating depository balances.

     The Bank seeks to expand its current relationships with existing borrowers that have a superior reputation and a consistent history of profitability. The Bank also seeks to develop new relationships with creditworthy small to midsize business customers in towns in which the Bank has branches and within certain contiguous communities.

     The Bank also cross sells depository, cash management and investment products. Present loan policy generally discourages transactional lending. Potential customers include those customers that meet the Bank's risk tolerance levels by industry, collateral type and debt service capacity.

     At December 31, 1997, $33.70 million or 5.8% of the Bank's total loan portfolio consisted of commercial and industrial loans. At that date the Bank had outstanding commitments on commercial lines of credit of $17.48 million.

     HOME EQUITY LENDING. Originations of home equity lines of credit increased during 1997, mainly due to aggressive marketing during the year. Gross new loan production increased from $2.71 million in 1996 to $3.13 million in 1997. At December 31, 1997, the Bank had $6.75 million in approved home equity lines of credit with $3.00 million outstanding.

     The Bank currently offers amortizing second mortgage loans to enable home owners to access equity in their home. The Bank offers repayment schedules of up to 20 years. The Bank's current loan policy permits home equity and second mortgage loans up to 80% of the appraised value of the property collateralizing the loan, less any existing encumbrances. Appraisals on the property collateralizing the Bank's home equity and second mortgage loan products and lines are made by independent licensed appraisers or the Bank's licensed, in-house appraisal staff.

     CONSUMER LENDING. The Bank offers an expanding variety of consumer loan products ranging from secured to unsecured assets. Interest rates are generally competitive to those in the Bank's market. At December 31, 1997, the Bank's consumer loans totaled $34.62 million or 5.9% of its loan portfolio. The Bank has pursued consumer lending more actively in 1997 through various loan programs, and will continue to emphasize this expansion in 1998. New loan volume grew 287% from $7.7 million in 1996 to $29.8 million in 1997 and has accounted for 119% increase in outstanding loans in 1997. Management believes that prudent underwriting, higher interest rates and shorter maturities associated with this type of lending will complement both earnings and asset/liability management objectives.

     RESIDENTIAL MORTGAGE LOAN SERVICING. The Bank has historically serviced loans sold to other institutions as a means of maintaining customer relationships and generating fee income. These loans were originated by the Bank and sold to private banking institutions or FNMA or FHLMC. Currently the Bank's intention is not to make bulk sales of residential mortgage servicing rights in the future.

     ASSET QUALITY. Asset quality is of significant importance to the Bank. All commercial loans are risk-rated at least annually by each loan officer and reviewed by either internal or external loan review personnel. A loan committee meets regularly to adopt action plans for all adversely graded loans and reviews monthly compliance with previously agreed upon remediation programs.

NON-PERFORMING, DELINQUENT AND CLASSIFIED ASSETS

     GENERAL. Non-performing assets totaled $4.03 million, or 0.45% of total assets, at December 31, 1997 compared to $8.54 million, or 1.14% of total assets, at December 31, 1996. At December 31, 1997, non-performing assets were comprised of $2.83 million of non-performing loans and $1.20 million of other real estate owned ("OREO").

     The Bank identifies certain Other Assets Especially Mentioned ("OAEM") that include performing loans which management believes exhibit a higher than normal degree of risk due to a variety of factors, such as geographic and industry related weaknesses, a downturn in operations in recent years, bankruptcy of a related company, or other loans from the same borrower that are classified as non-performing. The OAEM list included loans totaling $17.41 million at December 31, 1997, a decrease of $6.91 million or 28.4% from $24.32 million at December 31, 1996. Although the Bank has reduced the level of these loans, there can be no assurance that the decline will continue or that these loans will not be classified as non-performing at a future date.

     The Bank also maintains lists of adversely classified credits (substandard, doubtful or loss credits, referred to as the "Classified Asset Lists"). The Classified Asset Lists included loans totaling $10.19 million at December 31, 1997, a decrease of $7.04 million or 40.9% from $17.23 million at December 31, 1996. Of the loans on the Classified Asset Lists, non-performing loans totaled $2.83 million, at December 31, 1997, a decrease of $5.03 million or 64.0% from $7.86 million at December 31, 1996. No assurance can be given that the decrease in the amounts of non-performing loans and other loans on the Classified Asset Lists will continue in the future.

     NON-PERFORMING ASSETS.   Management of the Bank regularly reviews
delinquent loans, which are placed on non-accrual status when, in its judgment, the probability of collection is uncertain. All loans 90 days or more past due as to interest or principal are placed on non-accrual status unless, in exceptional circumstances, the loan is both well collateralized and in the process of collection. At December 31, 1997, the Bank had no loans accruing interest which were 90 days or more past due.

     Because of certain provisions of Connecticut foreclosure law, the Bank may encounter delays in its attempt to foreclose on property for which it is mortgagee. Connecticut foreclosure law requires a lawsuit by the foreclosing party against the borrower (owner) of real estate. The lawsuit must name as defendants all junior lien holders. In addition, Connecticut law protects consumers who are unemployed or under-employed, as defined by statute, by permitting them to obtain a six-month stay of a mortgage foreclosure action and to restructure their mortgage debt. In general borrowers can and sometimes do raise defenses which, even if not meritorious, can delay the foreclosure process for months or even years.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES. The Bank uses various guidelines for determining the allowance for possible loan losses. The Bank primarily relies on its internal risk rating system as a means to derive loan reserves through the application of loss experience ratios to individual risk rating categories. Management also analyzes peer industry data, historical charge-off information and market data to assess reserve adequacy. Management believes that the Bank's allowance for possible loan losses is appropriately set reflecting the inherent uncertainty in estimating loan losses.

     The Bank regards its allowance for possible loan losses as a general reserve which is available to absorb losses from all types of loans. Various factors included in the Bank's determination of appropriate levels of the allowance for possible loan losses include the size and nature of troubled loans, collateral values, trends and credit concentrations within the portfolio, general delinquency levels, regional and national economic trends and regulatory policy.

INVESTMENT ACTIVITIES

     GENERAL. Under Connecticut law, the Bank has authority to purchase a wide range of investment securities. In accordance with federal banking laws, however, financial institutions such as the Bank may not engage in any activities that are not permissible for a national bank, unless the FDIC has determined that the activity would pose no significant risk to the Bank Insurance Fund and the bank is in compliance with applicable capital standards.

     The Bank is actively engaged in the purchase and sale of mortgage-backed securities, U.S. Treasury securities and obligations of other U.S. government agencies. The Bank has not invested in derivative investments other than collateralized mortgage obligations which are either guaranteed by FNMA or FHLMC or are rated AAA by at least one nationally recognized rating agency. The Bank's current investment policy contemplates investments by the Bank in U.S. Treasury securities, mortgage-backed securities, federal agency securities, corporate debt securities, stock in the Federal Home Loan Bank of Boston ("FHLB"), federal funds, common or preferred stock listed on a national securities exchange and shares of investment companies registered under the Investment Company Act of 1940

     MORTGAGE-BACKED SECURITIES AND SECONDARY MARKET ACTIVITIES. Mortgage-backed securities increase the Bank's asset quality, are more liquid than individual mortgage loans, and may be more readily available to collateralize borrowings or other obligations of the Bank. All mortgage-backed securities owned by the Bank at December 31, 1997 had maturities of 1 to 30 years, although the Bank expects the average lives will be significantly shorter due to principal amortization and prepayments.

SOURCES OF FUNDS

     GENERAL. The principal sources of funds for the Bank's activities are deposit accounts, amortization and prepayment of loans and mortgage-backed securities, borrowings from the FHLB, funds provided from operations, and shareholders' equity. Loan repayments and funds provided from operations are relatively stable sources of funds, while deposit inflows and outflows are significantly influenced by prevailing interest rates, competition and general economic conditions.

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funds primarily through the pricing of deposits and, to a lesser extent, by promotional activities. The Bank's deposit accounts consist of demand and money market accounts, statement and passbook savings, and time accounts.

     BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank also utilizes borrowings from the FHLB. The Federal Home Loan Bank System functions in a reserve credit capacity for savings institutions and certain other home financing institutions. The Bank is required to own capital stock in the FHLB in order to access the System and is authorized to apply for advances collateralized by residential mortgages and other qualified collateral. The Bank has access to a pre-approved line of credit up to approximately $15 million and the capacity to borrow up to 30% of the Bank's total assets. In accordance with an agreement with the Federal Home Loan Bank of Boston, the Bank is required to maintain qualified collateral, as defined in the FHLB Statement of Credit Policy, free and clear of liens, pledges and encumbrances as collateral for the advances.

RETAIL, NON-DEPOSITORY PRODUCTS

     MECHANICS INVESTMENT SERVICES ("MIS"). The Bank offers investment products and services to its customers through its wholly-owned subsidiary, MIS. The program, which began in 1986, has evolved from its original emphasis on transactional business to its current focus on relationship business including asset allocation accounts with wrap fees. In 1996, the Bank hired additional staff and formed the subsidiary, MIS, with the intent on becoming its own broker/dealer in 1997. On July 2, 1997, MIS became licensed as a broker/dealer and registered investment advisor. MIS is regulated by the National Association of Security Dealers ("NASD") and is a member of the Security Investors Protection Corporation ("SIPC"). MIS offers a wide variety of investment products, including mutual funds, stocks and bonds as well as investment advisory services. MIS also offers fixed and variable annuity products and is licensed as an insurance agency in the State of Connecticut. MIS earns its commissions by selling investment products and by providing investment advisory services to its customers. Commissions, salaries and benefits expense related to this service approximated $1.99 million, $1.11 million, and $0.907 million in 1997, 1996 and 1995, respectively.

     SAVINGS BANK LIFE INSURANCE. The Bank offers Savings Bank Life Insurance ("SBLI") to customers which includes insurance and annuity products. The Bank also offers mortgage life, disability and credit life insurance relating to loans as part of its SBLI business. During 1997 the Bank had pre-tax income of $317,000, from all sales of SBLI insurance and SBLI annuities.

SUBSIDIARIES

     The Bank has five wholly-owned subsidiaries, three of which facilitate the ownership, management and disposition of OREO (at December 31, 1997 these three subsidiaries owned no properties), one which owns a 50% interest in the Real Estate Partnership which owns the building that houses the Bank's headquarters and one formed in 1996 to enable the Bank to serve its customers with a wholly-owned broker/dealer.

EMPLOYEES

     The Bank had 202 full-time employees and 59 part-time employees as of December 31, 1997.


ITEM 2.  PROPERTIES
-------------------

     At December 31, 1997, the Bank had 14 banking offices, each of which is a full-service office. The following table lists information at December 31, 1997 for the properties of the Bank.

(Dollars in thousands)

                                                        Year       Office Area      Amount of     Owned  or   Lease
Location                                               Opened    by Square Feet     Deposits     Leased     Expiration
--------                                               ------    --------------     --------     ------     ----------
100 Pearl Street, Hartford, CT/(a)/................     1861          6,156          $88,398     Lease         2003

202 Farmington Ave., Hartford, CT..................     1951          5,200           17,147     Own           N/A

680 Park Street, Hartford, CT......................     1957          5,400           23,639     Own           N/A

1126 New Britain Ave., West Hartford, CT...........     1961          4,300           94,463     Lease         2003

124 LaSalle Road, West Hartford, CT................     1963          4,268           75,716     Own           N/A

722 North Main Street, West Hartford, CT...........     1976          2,662           64,689     Lease         2005

321 West Main Street, Avon, CT.....................     1978          2,639           22,712     Lease         2003

275 Cottage Grove Road, Bloomfield, CT.............     1962          4,000           32,080     Lease         2002

1491 Silver Lane, East Hartford, CT................     1975          2,288           38,069     Lease         2005

156 Broad Street, Windsor, CT......................     1961          3,000           57,832     Lease         2001

1063 Silas Deane Highway, Wethersfield, CT.........     1980          3,500           67,492     Lease         2004

341 Broad Street, Manchester, CT...................     1989          2,760           33,759     Lease         2003

446 South Main Street, New Britain, CT.............     1989          2,964           27,916     Lease         1999

2450 Main Street, Glastonbury, CT..................     1991          2,594           23,652     Lease         2003

/(a)/ In addition to the banking office at 100 Pearl Street, the Bank also maintains its headquarters and executive offices at that location, consisting of 46,449 square feet of office space on six floors leased from the Real Estate Partnership.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Bank from time to time becomes involved in or is threatened with legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of matters pending or threatened will not individually or in the aggregate have a material adverse effect on the financial condition or results of operations of the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the fourth quarter of 1997, the shareholders approved the formation of MECH Financial, Inc., a bank holding company. The Special Meeting was held November 25, 1997. The voting results were 3,818,606 FOR, 24,545 AGAINST and 66,455 ABSTAINED.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
------------------------------------------------------------------

     The information is contained in the section captioned Common Stock Information located on page 56 of the Bank's 1997 Annual Report and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The selected financial data required are contained in the Bank's 1997 Annual Report on pages 1 through 3, and are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The information contained in the section captioned "Management's Discussion and Analysis" on pages 4 through 30 of the Bank's 1997 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements and supplementary data required are contained in the Bank's 1997 Annual Report on pages 31 through 51 and are incorporated herein by reference.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
-------------------------------------------------------------------------------
DISCLOSURE
----------

     KPMG Peat Marwick, L.L.P. is succeeding Coopers & Lybrand L.L.P. as independent accountants. The report on the financial statements for the two most recent fiscal years by Coopers & Lybrand L.L.P. contained no adverse opinion or disclaimer of opinion. There were no disagreements between Coopers & Lybrand L.L.P. and the management of MECH Financial, Inc. or its subsidiaries including Mechanics Savings Bank on accounting policies or procedures, financial statement disclosure or auditing scope or procedure.

     Certain other required information under this item is included in the Bank's 1998 Proxy Statement on pages 14 and 15 and is incorporated herein by reference.


                                   PART III

ITEM 10. DIRECTORS AND PRINCIPAL OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Director and Principal Officer information is incorporated by reference beginning on page 3 in the Bank's 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Management Compensation and Transactions are incorporated by reference from pages 7 through 12 of the Bank's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     As of February 28, 1998, there were no persons or groups (as that term is used in Section 13(d) (3) of the Exchange Act) known to the Company who may be deemed to own beneficially more than 5% of the Common Stock.

     Certain other required information under this item is included in the Bank's 1998 Proxy Statement on pages 3, 6 and 13 and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The required information is included in the Bank's 1998 Proxy Statement on page 13 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM F-3
------------------------------------------------------------------------

(A)  FINANCIAL STATEMENTS
     The following documents filed as part of this report are incorporated herein by reference from the indicated pages of the 1997 Annual Report.

     (1)  Financial Statements                                   Page(s)
          Report of Independent Accountants                       52
          Consolidated Statements of Condition                    26
          Consolidated Statements of Operations                   27
          Consolidated Statements of Stockholders' Equity         28
          Consolidated Statements of Cash Flows                   29-30
          Notes to Consolidated Financial Statements              31-51

     (2)  Financial Statement Schedules
          All Schedules are included in the 1997 Annual Report or are not required or inapplicable and have been omitted.

     (3)  Exhibits

EXHIBIT                             DESCRIPTION
-------                             -----------

2 Agreement and Plan of Reorganization dated November 25, 1997 between Mechanics Savings Bank and the Registrant (incorporated by reference from Exhibit 2 to Form 8-A filed by the Registrant on December 29,
          1997).

3.1(i) Certificate of Incorporation of MECH Financial, Inc. (incorporated by reference from Exhibit 3(i) to Form 8-A filed by the Registrant on December 29, 1997).

3.1(ii) Bylaws of MECH Financial, Inc. (incorporated by reference from Exhibit 3(ii) to Form 8-A filed by the Registrant on December 29, 1997).

10.1      1996 Mechanics Savings Bank Officer Stock Option Plan.

10.2      1996 Mechanics Savings Bank Director Stock Option Plan.

10.3      Change of Control Agreement between Mechanics Savings Bank and Edgar
          C. Gerwig (incorporated by reference from Exhibit 10.1 to Form 8-A filed by the Registrant on December 29, 1997).

10.4      Change of Control Agreement between Mechanics Savings Bank and Thomas
          M. Wood (incorporated by reference from Exhibit 10.2 to Form 8-A filed by the Registrant on December 29, 1997).

10.5      Change in Control Agreement between Mechanics Savings Bank and Richard
          W. Stout (incorporated by reference from Exhibit 10.3 to Form 8-A filed by the Registrant on December 29, 1997).

10.6      Change in Control Agreement between Mechanics Savings Bank and Eugene
          B. Marinelli (incorporated by reference from Exhibit 10.4 to Form 8-A filed by the Registrant on December 29, 1997).

10.7      Change in Control Agreement between Mechanics Savings Bank and Marci
          D. Negro (incorporated by reference form Exhibit 10.5 to Form 8-A filed by the Registrant on December 29, 1997).

10.8      Change in Control Agreement between Mechanics Savings Bank and Brian
          A. Orenstein (incorporated by reference from Exhibit 10.6 to Form 8-A filed by the Registrant on December 29, 1997).

10.9 Change in Control Agreement between Mechanics Savings Bank and Gary J.Roman (incorporated by reference from Exhibit 10.7 to Form 8-A filed by the Registrant on December 29, 1997).

10.10 Amendment No. 1 to Change of Control Agreement between the Registrant, Mechanics Savings Bank and Edgar C. Gerwig.

10.11 Amendment No. 1 to Change of Control Agreement between the Registrant, Mechanics Savings Bank and Thomas M. Wood.

10.12 Amendment No. 1 to Change of Control Agreement between the Registrant, Mechanics Savings Bank and Richard W. Stout.

10.13 Amendment No. 1 to Change of Control Agreement between the Registrant, Mechanics Savings Bank and Eugene B. Marinelli.

10.14 Amendment No. 1 to Change of Control Agreement between the Registrant, Mechanics Savings Bank and Marci D. Negro.

10.15 Amendment No. 1 to Change of Control Agreement between the Registrant, Mechanics Savings Bank and Brian A. Orenstein.

10.16 Amendment No. 1 to Change of Control Agreement between the Registrant, Mechanics Savings Bank and Gary J. Roman.

10.17 Employment Agreement between Mechanics Savings Bank and Edgar C. Gerwig (incorporated by reference from Exhibit 10.8 to Form 8-A filed by the Registrant on December 29, 1997).

11 Statement regarding computation of earnings per share is hereby incorporated by reference from pages 33-34 of the 1997 Annual Report of the Registrant and Mechanics Savings Bank (see Exhibit 13).

13        1997 Annual Report of the Registrant and Mechanics Savings Bank.

16 Letter from Coopers & Lybrand L.L.P. regarding declination to stand for re-election (incorporated by reference from Item #4 of Form 8-K filed by the Registrant on January 26, 1998).

21 Information regarding subsidiaries of Mechanics Savings Bank is hereby incorporated by reference from "Item 1 Business-Subsidiaries" of this Form 10-K.

27        Financial Data Schedule.


(b) The Company did not file any Report on Form 8-K during the fourth quarter of 1997.

(c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MECH FINANCIAL, INC. AND MECHANICS SAVINGS BANK
-----------------------------------------------
REGISTRANT

By /s/ Edgar C. Gerwig              By: /s/ Thomas M. Wood
----------------------              ----------------------
Edgar C. Gerwig                     Thomas M. Wood
Chairman, President and             Executive Vice President  and
Chief Executive Officer             Treasurer

By: /s/ Brian A. Orenstein
--------------------------
Brian A. Orenstein
Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES/TITLE                             DATE
/s/ Edgar C. Gerwig                          3/17/98
-------------------                          -------
Edgar C. Gerwig / Chairman
President and Chief Executive Officer

/s/ Richard H. Booth                         3/17/98
--------------------                         -------
Richard H. Booth / Director

/s/ David Freeman                            3/17/98
-----------------                            -------
David Freeman / Director

/s/ John J. Meehan                           3/17/98
------------------                           -------
John J. Meehan / Director

/s/ Kevin A. North                           3/17/98
------------------                           -------
Kevin A. North / Director

/s/ Robert G. Rayve                          3/17/98
-------------------                          -------
Robert G. Rayve / Director

/s/ Alfred R. Rogers                         3/17/98
--------------------                         -------
Alfred R. Rogers / Director

/s/ Donald K. Wilson, Jr.                    3/17/98
-------------------------                    -------
Donald K. Wilson, Jr. / Director

_____________________                        _______
Barbara Brown Zikmund / Director
MECHANICS SAVINGS BANK