Form 10-Q
period 1998-03-31
MECH FINANCIAL INC
filed 1998-05-08
CIK 1051123

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended March 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from ___________ to
      __________.

                       COMMISSION FILE NUMBER 000-23557

                             MECH FINANCIAL, INC.
            (Exact name of registrant as specified in its charter)

      CONNECTICUT                                          06-1500984
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


     100 PEARL STREET
  HARTFORD, CONNECTICUT                                            06103
(Address of principal executive offices)                        (Zip code)


                                (860) 293-4000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             Yes [ X ]                                               No [ ]


                     Common Stock Par Value $.01 Per Share
                 5,221,933 Outstanding (as of March 31, 1998)

                               TABLE OF CONTENTS
                               -----------------

Part I.  Item 1.  Financial Information                                                                     Page
             A.           Consolidated Statements of Condition as of March 31, 1998 and                       1
                               December 31, 1997

             B.           Consolidated Statements of Operations for the Three Month Periods                   2
                               Ended March 31, 1998 and March 31, 1997

             C.           Consolidated Statements of Changes in Stockholders' Equity for the Three            3
                               Month Periods Ended March 31, 1998 and March 31, 1997

             D.           Consolidated Statements of Cash Flows for the Three Month Periods Ended             4
                               March 31, 1998 and March 31, 1997

             E.           Notes to Consolidated Financial Statements                                          6


Part I. Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                            12

Part II.  Other Information                                                                                  18

Signatures                                                                                                   19

Exhibit                                                                                                      20

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(dollars in thousands)                                                            MARCH 31, 1998     DECEMBER 31, 1997
                                                                                ------------------   -----------------
           ASSETS

Cash and due from banks:
    Non-interest-bearing deposits and cash                                      $           21,897   $          22,884
    Short-term investments                                                                  19,320              10,140
                                                                                ------------------   -----------------
         Cash and cash equivalents                                                          41,217              33,024

Investments:
    Available-for-sale, at market value                                                    162,397             152,200
    Held-to-maturity (market value at March 31, 1998 - $98,611;                             97,757              75,199
                      at December 31, 1997 - $76,186)
Federal Home Loan Bank stock, at cost                                                        8,687               6,450
Loans, net                                                                                 581,537             571,112
Loans held-for-sale                                                                          2,484               1,922
Bank premises and equipment                                                                  4,713               4,823
Investment in Real Estate Partnership                                                       14,110              14,485
Accrued interest receivable                                                                  4,721               4,347
Foreclosed real estate owned                                                                 1,137               1,204
Cash surrender value life insurance                                                         16,262              16,053
Other assets                                                                                10,951              11,552
                                                                                ------------------   -----------------
                                                                                $          945,973   $         892,371
                                                                                ==================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                                    $          685,784   $         667,564
    Borrowings                                                                             161,465             129,720
    Mortgage escrow                                                                          3,473               1,388
    Other liabilities                                                                        4,505               5,150
                                                                                ------------------   -----------------
         Total liabilities                                                                 855,227             803,822
                                                                                ------------------   -----------------

Stockholders' Equity:
    Preferred stock - par value $.01; 1,000,000 shares                                           -                   -
         authorized, none issued
    Common stock - par value $.01; 15,000,000 shares                                            53                  53
         authorized; 5,293,933 issued at March 31, 1998 and
         5,293,266 issued at December 31, 1997
    Additional paid in capital                                                              50,938              50,927
    Retained earnings                                                                       40,055              37,891
    Net unrealized gains on securities                                                         420                 398
    Less: Unallocated ESOP shares (72,000 shares)                                             (720)               (720)
                                                                                ------------------   -----------------
         Total stockholders' equity                                                         90,746              88,549
                                                                                ------------------   -----------------
                                                                                $          945,973   $         892,371
                                                                                ==================   =================

The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except for earnings per share)                           FOR THE THREE MONTHS ENDED
                                                                   MARCH 31, 1998     MARCH 31, 1997
                                                                   --------------     --------------
Interest income:
   Interest and fees on loans                                      $       11,686     $     10,284

   Interest and dividends on investment securities:
        Interest on debt securities                                         3,482            3,104
        Dividends on equity securities                                        145               68
                                                                   --------------     ------------
                                                                            3,627            3,172
   Other interest income                                                      391               65
                                                                   --------------     ------------
        Total interest income                                              15,704           13,521
                                                                   --------------     ------------
Interest expense:
   Interest on deposits:
        Savings deposits                                                      825            1,024
        Time deposits                                                       5,113            4,811
                                                                   --------------     ------------
        Total interest on deposits                                          5,938            5,835

   Interest on securities sold under agreements to repurchase                   -              146
   Interest on other borrowings                                             2,170              255
                                                                   --------------     ------------
        Total interest expense                                              8,108            6,236
                                                                   --------------     ------------
        Net interest income                                                 7,596            7,285
Provision for loan losses                                                     300            1,700
                                                                   --------------     ------------
Net interest income after provision for loan losses                         7,296            5,585
                                                                   --------------     ------------
Other income:
   Investment brokerage services commissions                                  682            1,055
   Service charges on deposit accounts                                        598              552
   Loan servicing and other fees                                              265              187
   Appreciation of cash surrender value life insurance                        234                -
   Income from investment in Real Estate Partnership                          179              143
   Net gain on sales of loans                                                  25                -
   Net gain on sales of investment securities                                   4               94
   Other                                                                      404              411
                                                                   --------------     ------------
        Total other income                                                  2,391            2,442
                                                                   --------------     ------------
Other expenses:
   Salaries, commissions and employee benefits                              3,199            3,072
   Occupancy                                                                  783              804
   Data processing                                                            277              271
   Furniture and equipment                                                    240              244
   Advertising                                                                296              187
   Legal and accounting                                                       158              220
   Communications                                                             134              128
   Operation of foreclosed real estate owned                                   94              144
   Write-downs and net losses on sale
        of foreclosed real estate owned                                        60               50
   Other                                                                      942              745
                                                                   --------------     ------------
        Total other expenses                                                6,183            5,865
                                                                   --------------     ------------
        Income before income taxes                                          3,504            2,162
                                                                   --------------     ------------

   Income tax expense                                                       1,340              123
                                                                   --------------     ------------

   Net income                                                      $        2,164     $      2,039
                                                                   ==============     ============
Earnings per share:
    Basic                                                          $         0.41     $       0.39
    Diluted                                                        $         0.41     $       0.39

Weighted average shares outstanding:
    Basic                                                                   5,222            5,194
    Diluted                                                                 5,300            5,197

The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                           ADDITIONAL               NET UNREALIZED     UNALLOCATED
                                                                 COMMON     PAID IN      RETAINED   GAINS (LOSSES)        ESOP
(in thousands)                                                    STOCK     CAPITAL      EARNINGS    ON SECURITIES       SHARES
                                                                --------   -----------  ----------  --------------    -------------
Balance at December 31, 1996                                    $     53   $  50,611    $  24,815    $         321    $       (960)
     Net income                                                        -           -        2,039                -               -
     Change in net unrealized gains (losses) on securities             -           -            -             (179)              -
                                                                ---------  ----------   ----------   --------------   -------------
Balance at March 31, 1997                                       $     53   $  50,611    $  26,854    $         142    $       (960)
                                                                =========  ==========   ==========   ==============   =============


Balance at December 31, 1997                                    $     53   $  50,927    $  37,891    $         398    $       (720)
     Net income                                                        -           -        2,164                -               -
     Change in net unrealized gains (losses) on securities             -           -            -               22               -
     Exercised stock options                                           -          11            -                -               -
                                                                ---------  ----------   ----------   --------------   -------------
 Balance at March 31, 1998                                      $     53     $50,938    $  40,055    $         420    $       (720)
                                                                =========  ==========   ==========   ==============   =============

The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
(in thousands)                                                                   MARCH 31, 1998    MARCH 31, 1997
                                                                                ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $        2,164   $         2,039
                                                                                ----------------  ----------------
  Adjustments to reconcile net income to
    cash provided by operating activities:
        Provision for loan losses                                                           300             1,700
        Depreciation and amortization                                                       236               234
        Amortization of investment security premiums/discounts, net                          29                18
        Deferred loan costs, net of amortization                                           (172)             (125)
        Net gain on sale of loans                                                           (25)                -
        Proceeds from loan sales                                                          5,261               299
        Originations of loans held for sale                                              (5,798)             (297)
        Decrease in deferred tax assets                                                     629                 -
        Realized gains on available-for-sale securities                                      (4)              (94)
        Increase in interest and dividend receivables                                      (374)              (98)
        Income from investment in Real Estate Partnership                                  (179)             (143)
        Write-downs and net losses on sale of foreclosed real estate owned                   60                50
        Increase in cash surrender value life insurance                                    (209)                -
        Increase in other assets                                                            (19)             (963)
        Increase in other liabilities                                                     1,440               846
                                                                                ----------------  ----------------
                  Total adjustments                                                       1,175             1,427
                                                                                ----------------  ----------------
Net cash provided by operating activities                                                 3,339             3,466
                                                                                ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of available-for-sale securities                                    15,753             7,257
  Proceeds from principal payments on available-for-sale securities                      10,696             5,100
  Proceeds from principal payments on held-to-maturity securities                        10,969               391
  Proceeds from maturities of available-for-sale securities                               6,552            10,000
  Proceeds from maturities of held-to-maturity securities                                 5,000                 -
  Purchases of available-for-sale securities                                            (43,253)          (49,875)
  Purchases of held-to-maturity securities                                              (38,485)                -
  Purchases of Federal Home Loan Bank stock                                              (2,237)             (575)
  Net originations and purchases of loans                                               (10,882)          (22,368)
  Decrease in investment in Real Estate Partnership                                         554               355
  Proceeds from sale of foreclosed real estate owned                                        337               233
  Purchases of bank premises and equipment                                                 (126)              (12)
                                                                                ----------------  ----------------
Net cash used in investing activities                                                   (45,122)          (49,494)
                                                                                ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, money market and savings
    accounts                                                                              4,490            (6,896)
  Net increase (decrease) in certificates of deposit                                     13,730            (9,166)
  Advances from FHLB                                                                     75,068           101,800
  Repayments of FHLB borrowings                                                         (43,323)          (73,800)
  Securities sold under agreements to repurchase                                              -            27,183
  Issuance of common stock                                                                   11                 -
                                                                                ----------------  ----------------
Net cash provided by financing activities                                                49,976            39,121
                                                                                ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                      8,193            (6,907)
                                                                                ----------------  ----------------

Cash and cash equivalents at beginning of period                                         33,024            30,006
                                                                                ----------------  ----------------

Cash and cash equivalents at end of period                                       $       41,217    $       23,099
                                                                                ================  ================

The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31, 1998       MARCH 31, 1997
                                                                                           ------------------   ------------------
(in thousands)
Non-cash investing and financing activities
     Change in net unrealized gain (loss) on securities available-for-sale                    $   (39)              $    (517)
     Change in net unrealized gain (loss) on securities held-to-maturity                           51                      12
     Transfer of loans to foreclosed real estate owned                                            331                     398
Supplemental disclosures of cash flow information
     Income taxes paid                                                                            813                      20

 The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

On November 25, 1997, the shareholders of Mechanics Savings Bank (the "Bank") approved the formation of a holding company, MECH Financial, Inc. (the "Company"). MECH Financial, Inc. provides additional corporate structuring opportunities and powers to respond to the changing and expanding needs of the Bank's customers and to the competitive conditions in the financial services industry. The holding company structure became effective January 1, 1998, as approved by the appropriate regulatory agencies. Shares of common stock of Mechanics Savings Bank were automatically converted into shares of MECH Financial, Inc. on a one-for-one tax-free exchange basis on that date.

The accompanying unaudited consolidated financial statements include the accounts of MECH Financial, Inc. and its wholly-owned subsidiary, Mechanics Savings Bank. Mechanics Savings Bank and its wholly-owned subsidiaries include Mech Corporation, Mech Two Corporation, Mech Three Corporation, Eighty Pearl Street Corporation and Mechanics Investment Services, Inc. Mechanics Investment Services, Inc. ("MIS") was formed during 1996 to enable the Bank to serve its customers with a wholly-owned fully disclosed broker/dealer. On July 2, 1997, MIS became a licensed broker/dealer and registered investment advisor. Intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's 1997 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Dollars are presented in thousands, except for per share data, in the following footnotes.

NOTE 2 - INVESTMENTS

The amortized cost and market values as of March 31, 1998 of available-for-sale securities were as follows:

                                                                      GROSS              GROSS            ESTIMATED
                                                 AMORTIZED         UNREALIZED          UNREALIZED           MARKET
                                                    COST              GAINS              LOSSES             VALUE
                                                --------------     ------------      --------------    --------------
U. S. Government and agency securities           $      6,291      $         2        $         -        $    6,293
Mortgage-backed securities                            136,065              916                 59           136,922
Debt securities issued by foreign governments             350                -                  -               350
Corporate debt securities                                 999                7                  -             1,006
Marketable equity securities                            2,003              142                  -             2,145
Mutual funds                                           15,684               37                 40            15,681
                                                --------------     ------------      --------------    --------------
                                                 $    161,392      $     1,104        $        99        $  162,397
                                                ==============     ============      ==============    ==============

The amortized cost and market values as of December 31, 1997 of available-for-sale securities were as follows:

                                                              GROSS             GROSS         ESTIMATED
                                          AMORTIZED        UNREALIZED         UNREALIZED        MARKET
                                            COST              GAINS             LOSSES           VALUE
                                        --------------     ------------       ----------     ------------
U. S. Government and agency securities   $       2,996      $         1       $        -     $      2,997
Mortgage-backed securities                     126,147            1,045                7          127,185
Debt securities issued by foreign
  governments                                      350                -                -              350
Corporate debt securities                          999                3                -            1,002
Marketable equity securities                         3               20                -               23
Mutual funds                                    20,662               20               39           20,643
                                        --------------     ------------       ----------     ------------
                                         $     151,157      $     1,089       $       46     $    152,200
                                        ==============     ============       ==========     ============

The amortized cost and market values as of March 31, 1998 of held-to-maturity securities were as follows:

                                                              GROSS             GROSS          ESTIMATED
                                          AMORTIZED        UNREALIZED        UNREALIZED          MARKET
                                            COST              GAINS             LOSSES            VALUE
                                        ------------       ------------     ------------      ------------
U. S. Government and agency securities   $     8,991       $          -     $         25       $     8,966
Mortgage-backed securities                    88,766                970               91            89,645
                                        ------------       ------------     ------------      ------------
                                         $    97,757       $        970     $        116        $   98,611
                                        ============       ============     ============      ============

The amortized cost and market values as of December 31, 1997 of held-to-maturity securities were as follows:

                                                              GROSS             GROSS         ESTIMATED
                                          AMORTIZED        UNREALIZED         UNREALIZED        MARKET
                                            COST              GAINS             LOSSES           VALUE
                                        ------------       ------------     ------------     ------------
U. S. Government and agency securities   $     5,000       $          7     $          -     $      5,007
Mortgage-backed securities                    70,199                989                9           71,179
                                        ------------       ------------     ------------     ------------
                                         $    75,199       $        996     $          9     $     76,186
                                        ============       ============     ============     ============

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                          FOR THE THREE MONTHS ENDING
                                         MARCH 31,          MARCH 31,
                                           1998               1997
                                        ------------       ------------
Balance at beginning of year             $    14,031       $      7,983
Provision for loan losses                        300              1,700
Loan charge-offs                                (802)              (786)
Loan recoveries                                  112                138
                                        ------------       ------------
Balance                                  $    13,641       $      9,035
                                        ============       ============

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                    MARCH 31, 1998            DECEMBER 31, 1997
                                    ---------------           -----------------
Non-accrual loans                    $        2,991            $         2,830
Accruing loans past due more than
90 days                                           -                          -
                                    ---------------           -----------------
     Total non-performing loans               2,991                      2,830
Foreclosed real estate owned                  1,137                      1,204
                                    ---------------           -----------------
Total non-performing assets          $        4,128            $         4,034
                                    ===============           =================

Non-performing assets as a
     percentage of total assets                0.44%                      0.45%
                                    ===============           =================
Non-performing assets as a
     percentage of gross loans and
     foreclosed real estate owned              0.69%                      0.69%
                                    ===============           =================
Allowance for loan losses
     as a percentage of
     non-performing loans                    456.07%                    495.80%
                                    ===============           =================

NOTE 5 - BORROWINGS

Advances from the Federal Home Loan Bank of Boston ("FHLB") and the repayment schedule were as follows:

     MATURITY DATE              INTEREST RATE            MARCH 31, 1998          DECEMBER 31, 1997
----------------------       ------------------       -------------------     -----------------------
January 6, 1998                         5.59  %       $                -       $               16,000
June 4, 1998                            5.56                      15,000                            -
March 1, 1999                           6.35                       5,000                        5,000
July 1, 1999                            6.15                      13,000                       13,000
August 25, 1999                         6.00                       7,000                        7,000
October 20, 2000                        6.21                      10,000                       10,000
October 20, 2000                        6.24                      20,000                       20,000
November 30, 2000                       6.61                           -                        8,000
February 27, 2001                       5.71                       7,000                            -
December 15, 2001                       5.95                      10,000                       10,000
November 7, 2002 *                      5.71                      30,000                       30,000
February 27, 2003 *                     5.19                      10,000                            -
March 12, 2003                          5.78                       8,745                            -
November 3, 2004 *                      5.80                      10,000                       10,000
January 10, 2008 *                      4.99  %                   15,000                            -
                                                      ------------------       ----------------------
                                                      $          160,745       $              129,000
                                                      ==================       ======================

* callable at dates ranging from January 1999 to April 2003

During the first quarter of 1998, the Bank prepaid the $8,000 FHLB advance scheduled to mature November 30, 2000 that carried an interest rate of 6.61% thereby incurring a $192 prepayment penalty. The Bank prepaid this advance in anticipation of being able to extend its overall maturities of borrowings while reducing its weighted average interest cost of borrowings. On April 8, 1998, the Bank accomplished the objectives by taking out a $10,000 advance maturing in April 2013 carrying an interest rate of 5.49%. This advance is callable in April 2003 and on a quarterly basis thereafter.

The Bank has access to a pre-approved line of credit up to approximately $15,000 and the capacity to borrow in excess of 30% of the Bank's total assets. In accordance with an agreement with the FHLB, the Bank is required to maintain qualified collateral, as defined in the FHLB Statement of Credit Policy, free and clear of liens, pledges and encumbrances as collateral for the advances.

In addition, the Employee Stock Ownership Plan ("ESOP") borrowed $1,200 to purchase 120,000 shares of the Bank's stock for the ESOP in conjunction with the Bank's conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank, completed on June 25, 1996. The shares in the ESOP were converted into shares of MECH Financial, Inc. on January 1, 1998. At March 31, 1998 and December 31, 1997, this borrowing had an outstanding balance of $720. The loan's final principal payment is due on December 31, 2000. The loan carries an interest rate equal to the prime rate. The Bank has fully guaranteed this borrowing.

NOTE 6 - EARNINGS PER SHARE

Earnings per share is computed based upon the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the periods presented. Common stock equivalents consist of stock options granted under the 1996 Director and Officer Stock Option Plans. In the earnings per share calculation, the option exercise price for the options granted was the market price at the time of the grant.

The weighted average shares outstanding totaled 5,221,585 and 5,194,000 for the quarters ended March 31, 1998 and 1997, respectively. The effect of dilutive stock options was 78,327 and 3,482 shares for the quarters ended March 31, 1998 and 1997, respectively.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. This statement does not apply to interim financial statements in the initial year of application. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operating segments but specific determination has not yet been made as to how this will be implemented.

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This statement revised employers' disclosure about pension and other post retirement benefits, however, it does not change the measurement or recognition of those plans. This statement standardized disclosure requirements to the extent practicable, requires additional information on changes in the benefits obligations and fair value of plans assets, and eliminates certain disclosure requirements of SFAS No. 87 "Employers Accounting for Pensions, SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions." This statement also permits reduced disclosure for nonpublic entities. SFAS No. 132 is effective for fiscal years beginning after December 31, 1997 and restatement of disclosures for earlier periods provided for comparative purposes is required unless the information for comparative purposes is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. The adoption of SFAS 132 is expected to impact the disclosures about pension plans for the Company.

NOTE 8 - COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (such as changes in net unrealized gain (loss) on securities). Comprehensive income includes net income and any change in net equity of a business enterprise during a period from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized gain (loss) on securities.

The components of comprehensive income are as follows:

                                                                                  THREE MONTHS ENDED
                                                                             MARCH 31, 1998    MARCH 31, 1997
                                                                             --------------    --------------
Comprehensive income:
  Net income                                                                  $       2,164     $      2,039
  Net unrealized gains (losses) on securities, net of tax
       reclassification adjustment                                                       22             (179)
                                                                             --------------    --------------
 Comprehensive income                                                         $       2,186     $      1,860
                                                                             ==============    ==============

The following table represents the components and the related tax effects allocated to other comprehensive income for the first quarter of 1998:

                                                                                BEFORE          TAX         NET OF
                                                                                  TAX        (EXPENSE)       TAX
                                                                                AMOUNT        BENEFIT       AMOUNT
                                                                             ------------  -------------  -----------

  Net unrealized gains (losses) on securities                                 $    (34)     $       14    $    (20)
       arising during the period
  Less:  reclassification adjustment for
       gain realized in net income                                                   4              (2)          2
  Adjustment to tax rate on prior periods'
       net unrealized gains on securities                                            -              21          21
  Accretion of unrealized loss on securities
       transferred from available-for-sale to
       held-to-maturity                                                             51             (28)         23
                                                                             ------------  -------------  ----------
  Net unrealized gains (losses) on securities                                 $     13      $        9    $     22
                                                                             ============  =============  ==========

During the first quarter of 1998, the Company adjusted the tax rate used to determine the tax liability/asset associated with the unrealized gains and losses on securities.

The following table represents components and the related tax effects allocated to other comprehensive income for the first quarter of 1997:

                                                      BEFORE           TAX            NET OF
                                                       TAX           (EXPENSE)         TAX
                                                      AMOUNT          BENEFIT         AMOUNT
                                                     --------        --------        --------
Net unrealized gains (losses) on securities          $   (423)       $     -         $   (423)
     arising during the period
Less:  reclassification adjustment for
     gains realized in net income                          94              -               94
Reversal of tax effect on prior periods'
     net unrealized gains on securities                     -            326              326
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                      12              -               12
                                                     --------        --------        --------
Net unrealized gains (losses) on securities          $   (505)       $   326         $   (179)
                                                     ========        ========        ========

During the first quarter of 1997, the Company reversed the tax expense associated with its unrealized net gain on securities due to its income tax position at that time.

NOTE 9 - BRANCH PURCHASES

On March 18, 1998, the Bank announced the purchase of the East Hartford and West Hartford branches of Chase Manhattan Bank. The transaction is subject to the approval of state and federal agencies. The purchase will include all retail and small business deposits totaling $27 million and most loans of the two branches. This purchase brings to 16 the number of full-service offices Mechanics Savings Bank has in Central Connecticut. Pending final approval, Mechanics expects to convert the two Chase Manhattan branches to Mechanics offices within 120 days.

NOTE 10 - SUBSEQUENT EVENTS

On April 21, 1998, the Company declared its first quarterly dividend of $0.15 per share on its common stock. The dividend will be payable on May 15, 1998 to shareholders of record on May 1, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On November 25, 1997, the shareholders of Mechanics Savings Bank (the "Bank") approved the formation of a holding company, MECH Financial, Inc. (the "Company"). MECH Financial, Inc. provides additional corporate structuring opportunities and powers to respond to the changing and expanding needs of the Bank's customers and to the competitive conditions in the financial services industry. The holding company structure became effective January 1, 1998, as approved by the appropriate regulatory agencies. Shares of common stock of Mechanics Savings Bank were automatically converted into shares of MECH Financial, Inc. on a one-for-one tax-free exchange basis on that date. On April 21, 1998, the Company declared its first quarterly dividend of $0.15 per share on its common stock.

The Company reported net income of $2.16 million for the first quarter ended March 31, 1998 compared to $2.04 million for the same period in 1997. Income before income taxes was $3.50 million for the first quarter of 1998 representing a 62.1% increase over the $2.16 million of pretax income for the first quarter of 1997. The improvement was mainly due to a $1.40 million reduction in the provision for loan losses.

FINANCIAL CONDITION

Total assets as of March 31, 1998 were $945.97 million representing an increase of $53.60 million or 6.0% from $892.37 million at December 31, 1997. The Company's Tier 1 leverage ratio was 9.57% at March 31, 1998 compared to 9.74% at December 31, 1997. The Company's total risk-based capital ratio was 16.96% at March 31, 1998 compared to 17.76% at December 31, 1997.

Cash and cash equivalents increased $8.20 million or 24.8% from $33.02 million at December 31, 1997 to $41.22 million at March 31, 1998. The Company continues to efficiently manage cash and cash equivalents to balance the need for liquidity with the need for increased yields.

Investment securities increased $32.75 million or 14.4% from $227.40 million at December 31, 1997 to $260.15 million at March 31, 1998 primarily due to an increase in the mortgage-backed securities portfolio of $28.30 million. Funds available for investment increased mainly due to increased Federal Home Loan Bank ("FHLB") borrowings and deposits. At March 31, 1998, the Company held $97.76 million in securities classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Due to increased FHLB borrowings, the Company was required to purchase additional shares of stock totaling $2.24 million from the FHLB during the first
quarter of 1998.   The Company believes that these shares provide above average dividend yields for the risk characteristics of such investments.

Net loans increased $10.43 million or 1.8% from $571.11 million at December 31, 1997 to $581.54 million at March 31, 1998. The majority of the increase came from a $5.51 million increase in the installment loan portfolio. In addition, real estate mortgages increased $3.99 million. The allowance for loan losses totaled $13.64 million at March 31, 1998 compared to $14.03 million at December 31, 1997. Provisions for loan losses during the first quarter ended March 31, 1998 totaled $300,000 and net charge-offs totaled $690,000. The allowance for loan losses as a percentage of non-performing loans was 495.80% and 456.07% at December 31, 1997 and March 31, 1998, respectively.

Foreclosed real estate owned decreased slightly from $1.20 million at December 31, 1997 to $1.14 million at March 31, 1998. The Company sold nine properties totaling $294,000 during the quarter ended March

31, 1998. Write-downs and net losses on sale of foreclosed real estate owned for the first three months of 1998 totaled $60,000 compared to $50,000 for the same period in 1997.

Non-performing assets totaled $4.13 million at March 31, 1998 compared to $4.03 million at December 31, 1997. Charge-offs on non-performing loans and write-downs and net losses on sale of foreclosed real estate owned reduced non-performing assets by $796,000 and $60,000, respectively. Sales of foreclosed real estate owned accounted for an additional $294,000 of the reductions. There were other reductions of non-performing assets of $586,000 due to payoffs, payments and loans returning to accrual status. These reductions were offset by $1.83 million in additions to non-performing assets since December 31, 1997. Non-performing assets as a percentage of total assets was 0.45% at December 31, 1997 and 0.44% at March 31, 1998. Non-performing assets as a percentage of total loans and foreclosed real estate owned remained steady at 0.69% at December 31, 1997 and at March 31, 1998.

Deposits increased 2.7% from $667.56 million at December 31, 1997 to $685.78 million at March 31, 1998. The increases were mainly in three month and two year certificates of deposit and in money market business checking.

Borrowings from the FHLB increased $31.75 million from December 31, 1997 to March 31, 1998. These borrowings were mainly used to fund one- to four-family real estate mortgages and investments. The Company's $160.75 million of FHLB advances carry a weighted average rate of 5.79% and have a weighted average maturity of 3.80 years. In addition, 40% of the FHLB borrowings at March 31, 1998 were callable. During the first quarter of 1998, the Bank prepaid the $8.0 million FHLB advance to mature November 30, 2000 that carried an interest rate of 6.61% thereby incurring a $192,000 prepayment penalty. The Bank prepaid this advance in anticipation of being able to extend its overall maturities of borrowings while reducing its weighted average interest cost of borrowings. On April 8, 1998, the Bank accomplished the objectives by taking out a $10.0 million advance maturing in April 2013 carrying an interest rate of 5.49%. This advance is callable April 2003 and on a quarterly basis thereafter.

LIQUIDITY

The Company's liquidity is dependent on dividends provided by the Bank. Connecticut banking laws limit the amount of annual dividends that the Bank may pay to an amount which approximates the Bank's net income for the then current year, plus the Bank's net income for the prior two years. The Bank is also prohibited from paying a cash dividend or repurchasing any of its common stock if the effect thereof would reduce its capital accounts below minimum regulatory requirements or below the amount required to be maintained in the liquidation account.

The Bank manages its liquidity position to ensure that there is sufficient funding available at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The Bank monitors its liquidity in accordance with guidelines established under its asset/liability management policy and applicable regulatory requirements. On a monthly basis, management monitors the Bank's liquidity position by analyzing the amount of securities available for repurchase agreements, the Bank's borrowing capacity at the FHLB, the expected level of cash flows from loans and mortgage-backed securities, the expected prepayments from loans and mortgage-backed securities, and the Bank's levels of cash and short-term investments. At March 31, 1998, management believes its current liquidity level is sufficient to meet normal operating needs.

ASSET/LIABILITY MANAGEMENT

The Company's objective in managing interest rate risk is to produce a high and stable net interest margin in varying interest rate environments while maintaining the flexibility to take advantage of opportunities that may arise from the fluctuations of interest rates. The Company's exposure to interest rate risk is managed strategically through the use of balance sheet simulation. At March 31, 1998, the Company was slightly asset sensitive.

The Company models its forecasted balance sheet using interest rate ramps, shocks and a most likely interest rate scenario over a 24 month time horizon. In accordance with its funds management policy, the Company measures its interest rate sensitivity by ramping interest rates in one hundred basis point increments from -400 to +400 basis points from the current rate environment. From this 800 basis point grid, the asset/liability committee selects the most likely 400 basis point interest rate range based on the current interest rate environment, as well as other economic factors. The Company will accept equal to or less than a 10% change in net interest income over the next 12 months within the selected 400 basis point band. At March 31, 1998, the Company was within its policy guideline, and the Company believes its level of interest rate sensitivity was appropriate.

CAPITAL RESOURCES

At March 31, 1998, the Company's stockholders' equity totaled $90.75 million representing a 2.5% increase over the $88.55 million in capital at December 31, 1997. At March 31, 1998, the Company had a Tier 1 leverage capital ratio of 9.57% and a total risk-based capital ratio of 16.96%. The Company's Tier 1 leverage capital ratio was 9.74% and its total risk-based capital ratio was 17.76% at December 31, 1997.

As of December 31, 1997 and March 31, 1998, the Company meets all capital adequacy requirements to which it is subject and was classified, as of its most recent notification, as "well capitalized". The Company believes its current capital is adequate to support operations and anticipated future growth.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 1997 AND 1998

For the quarter ended March 31, 1998, the Company reported net income of $2.16 million or $0.41 per diluted share compared to $2.04 million or $0.39 per diluted share for the same period in 1997. Income before income taxes was $3.50 million for the first quarter of 1998 representing a 62.1% increase over the $2.16 million of pretax income for the first quarter of 1997. The improvement was mainly due to a $1.40 million reduction in the provision for loan losses.

NET INTEREST INCOME

Net interest income totaled $7.60 million for the three months ended March 31, 1998 compared to $7.29 million for the same period in 1997, representing a $311,000 or 4.3% increase. The net interest margin decreased from 4.17% for the quarter ended March 31, 1997 to 3.69% for the same period in 1998. Average interest-bearing liabilities increased $132.17 million while average interest-
earning assets increased $126.01 million.   Average borrowing and certificates
of deposit increased $128.00 million and $28.96 million, respectively, from quarter to quarter. Average net loans and investment securities increased $74.32 million and $43.31 million, respectively. Average net loans increased primarily due to a $43.66 million increase in one- to four-family mortgages and
a $20.20 million increase in average  consumer loans.   Mortgage-backed
securities and mutual funds were the main reasons for the increase in average investment securities for the quarter. In addition, average other assets were $24.17 million higher due mainly to increases in the deferred tax asset and the purchase of cash surrender value life insurance. During the second quarter of 1997, the Bank fully reversed its valuation allowance on its net deferred tax assets.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the quarters ended March 31, 1997 and 1998:

                                   AVERAGE BALANCE                         INCOME / EXPENSE                      YIELD
                         --------------------------------------  ---------------------------------  --------------------------------
                                QUARTERS ENDED MARCH 31,              QUARTERS ENDED MARCH 31,          QUARTERS ENDED MARCH 31,
(in thousands)                 1998                  1997              1998              1997             1998             1997
                         ----------------      ----------------  ----------------  ---------------  ----------------  --------------
Loans, net               $        578,048      $        503,730  $         11,686  $         10,284             8.20%          8.28%
Investment securities             243,920               200,615             3,846             3,180             6.39           6.43
Short-term investments             12,813                 4,422               172                57             5.44           5.23
                         ----------------      ----------------  ----------------  ---------------- ----------------  --------------
 Total interest-
   earning assets                 834,781               708,767            15,704            13,521             7.63           7.74
Other assets                       70,284                46,115
                         ----------------      ----------------
 Total assets            $        905,065      $        754,882
                         ================      ================


Money market checking    $         34,917      $         34,999               105               104             1.22           1.21
Money market savings               53,548                59,557               312               342             2.36           2.33
Savings and other                 110,081               117,901               408               578             1.50           1.99
Certificates of deposit           398,535               369,580             5,113             4,811             5.20           5.28
Securities sold under
 agreements to repurchase               -                10,873                 -               146              n/a           5.45
Other borrowings                  147,500                19,500             2,170               255             5.97           5.30
                         ----------------      ----------------  ----------------  ---------------- ----------------  --------------
 Total interest-bearing
   funds                          744,581               612,410             8,108             6,236             4.42           4.13

Demand deposits                    66,414                63,257
Other liabilities                   4,221                 3,009
Capital                            89,849                76,206
                         ----------------      ----------------
 Total liabilities and
   capital               $        905,065      $        754,882
                         ================      ================

Net interest income                                              $          7,596  $          7,285
                                                                 ================  ================

Spread on interest-bearing funds                                                                                3.21%          3.61%
Net interest margin                                                                                             3.69%          4.17%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:

                                           QUARTERS ENDED MARCH 31, 1997 VERSUS 1998
                                                   CHANGE IN INTEREST DUE TO
                                  ----------------------------------------------------------

(in thousands)                     VOLUME            RATE          VOL/RATE           NET
                                  ---------        --------        ---------       ---------
Loans, net                        $   1,517        $   (100)       $     (15)      $   1,402
Investment securities                   686             (17)              (3)            666
Short-term investments                  108               2                5             115
                                  ---------        --------        ---------       ---------
  Total                               2,311            (115)             (13)          2,183
                                  ---------        --------        ---------       ---------


Money market checking                     -               1                -               1
Money market savings                    (35)              5                -             (30)
Savings and other                       (38)           (141)               9            (170)
Certificates of deposit                 377             (69)              (6)            302
Securities sold under
  agreements to repurchase             (146)              -                -            (146)
Other borrowings                      1,674              32              209           1,915
                                  ---------        --------        ---------       ---------
  Total                               1,832            (172)             212           1,872
                                  ---------        --------        ---------       ---------


Net change to interest income     $     479        $     57        $    (225)      $     311
                                  =========        ========        =========       =========

INTEREST INCOME

Interest income increased $2.18 million or 16.2% due primarily to increased average volumes of net loans and investment securities of $74.32 million and $43.31 million, respectively. Overall average yields decreased from 7.74% for the first quarter of 1997 to 7.63% for the same period in 1998. This was primarily due to a slight decrease in the average yields for net loans and investment securities.

INTEREST EXPENSE

Interest expense increased $1.87 million or 30.0% from the first quarter of 1997 to the same period in 1998. The increase was mainly due to higher average balances of borrowings and certificates of deposit. These increases were partially offset by lower average volumes of the other interest-bearing deposits and securities purchased under agreements to repurchase. Overall average rates increased from 4.13% for the first quarter of 1997 to 4.42% for the same period in 1998. The increase in average rates was mainly due to increased FHLB borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses totaled $300,000 for the three months ended March 31, 1998 compared to $1.70 million for the same period in 1997. The Company's percentage of allowance for loan losses to non-performing loans was 456.07% at March 31, 1998 compared to 495.80% at December 31, 1997. The Company's allowance for loan losses to gross loans was 2.40% at December 31, 1997 compared to 2.29% at March 31, 1998.

OTHER INCOME

The Company recorded $2.39 million in other income for the three months ended March 31, 1998 compared to $2.44 million for the same period in 1997. The following table shows the components of other income for the quarters ended March 31, 1997 and 1998:

(in thousands)                                                     QUARTERS ENDED MARCH 31,        $             %
                                                                    1998            1997         CHANGE        CHANGE
                                                                 -------------    ----------    ---------    ----------
Investment brokerage services commissions                        $        682     $    1,055    $    (373)      (35.36)%
Service charges on deposit accounts                                       598            552           46         8.33
Loan servicing and other fees                                             265            187           78        41.71
Appreciation of cash surrender value life insurance                       234              -          234          n/a
Income from investment in Real Estate Partnership                         179            143           36        25.17
Net gain on sales of loans                                                 25              -           25          n/a
Net gain on sales of investment securities                                  4             94          (90)      (95.74)
Other                                                                     404            411           (7)       (1.70)
                                                                  -----------     ----------     ---------
     Total other income                                           $     2,391     $    2,442     $    (51)       (2.09)%
                                                                  ===========     ==========     =========   ==========

Investment brokerage services commissions decreased $373,000 from first quarter 1997 to the same period in 1998 primarily due to a one time $4.55 million annuity sale in 1997 resulting in $237,000 in commission, and lower transactional sales in the first quarter of 1998. Loan servicing and other fees increased mainly due to increased loan activity. During the second half of 1997, the Bank invested in universal cash surrender value life insurance. The appreciation of these policies totaled $234,000 during the first quarter of 1998. Income from the investment in Real Estate Partnership increased primarily due to higher rental income and lower repairs and maintenance expenses.

OTHER EXPENSES

Other expenses totaled $6.18 million for the three months ended March 31, 1998 compared to $5.87 million for the same period in 1997. The following table details the significant components of other expenses for the periods presented:

(in thousands)                                                       QUARTERS ENDED MARCH 31,       $            %
                                                                         1998         1997       CHANGE       CHANGE
                                                                     ------------  -----------  ----------  ----------
Salaries, commissions and employee benefits                                 3,199        3,072   $     127        4.13%
Occupancy                                                                     783          804         (21)      (2.61)
Data processing                                                               277          271           6        2.21
Furniture and equipment                                                       240          244          (4)      (1.64)
Advertising                                                                   296          187         109       58.29
Legal and accounting                                                          158          220         (62)     (28.18)
Communications                                                                134          128           6        4.69
Operation of foreclosed real estate owned                                      94          144         (50)     (34.72)
Write-downs and net losses on sale
     of foreclosed real estate owned                                           60           50          10       20.00
Other                                                                         942          745         197       26.44
                                                                     ------------  -----------  ----------
     Total other expenses                                             $     6,183   $    5,865   $     318        5.42%
                                                                     ============  ===========  ==========  ==========

Salaries, commissions and employee benefits increased $127,000 or 4.1% due mainly to higher benefit plan expenses. Advertising increased primarily due to increased activity. Legal and accounting decreased primarily due to reduced legal fees in the commercial loan work out area. Operation of foreclosed real estate owned decreased $50,000 mainly to due reduced expenses for one-to four-family properties. Other expenses increased $197,000 primarily due to a prepayment penalty of $192,000 associated with a FHLB advance.

INCOME TAXES

During the first quarter of 1998, the Company recorded tax expense of $1.34 million compared to $123,000 for the first quarter of 1997. The effective tax rate for the three months ended March 31, 1998 was 38.3%. During the first quarter of 1997, the Company was subject to alternative minimum tax, as any regular taxable income was offset by net operating loss carryforwards.

PART II  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    The following exhibit is included herein:
    27 - Financial Data Schedule

b)  Reports on Form 8-K:

    The Company filed a Form 8-K on January 23, 1998 concerning the change in the registrant's certifying accountants. The Board of Directors and the Audit Committee for MECH Financial, Inc. recommended and approved the engagement of services of KPMG Peat Marwick LLP as the independent accountants for MECH Financial, Inc. and its subsidiaries for the fiscal year ending December 31, 1998.

    KPMG Peat Marwick LLP will succeed Coopers and Lybrand, LLP, who declined to stand for re-election, as independent auditors for the fiscal year ending December 31, 1998. The report on the financial statements for the two most recent fiscal years by Coopers & Lybrand, LLP did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to any uncertainty, audit scope or accounting principles. There were no disagreements between Coopers & Lybrand, LLP and the management of MECH Financial, Inc. or its subsidiaries including Mechanics Savings Bank on accounting policies or procedures, financial statement disclosure or auditing scope or procedure.

    The Company filed a Form 8-K on March 24, 1998 announcing the March 18, 1998 agreement to purchase the East Hartford and West Hartford branches of The Chase Manhattan Bank. The transaction is subject to the approval of state and federal agencies. The purchase will include all retail and small business deposits totaling $27 million and most loans of the two branches. Pending final approval, Mechanics Savings Bank expects to convert the two Chase Manhattan branches to Mechanics offices within 120 days.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MECH Financial, Inc.

Date:  5/5/98                    /S/ EDGAR C. GERWIG
       -------                   -------------------
                                 Chairman, President and Chief Executive Officer


Date:  5/5/98                    /S/ THOMAS M. WOOD
      --------                   ------------------
                                 Executive Vice President and Treasurer


Date:  5/5/98                    /S/ BRIAN A. ORENSTEIN
       ------                    ----------------------
                                 Senior Vice President and Controller