Form 10-Q
period 1998-06-30
MECH FINANCIAL INC
filed 1998-08-11
CIK 1051123

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended June 30, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from ___________ to
     __________.

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

               Yes [X]                              No [_]


                     Common Stock Par Value $.01 Per Share
                  5,223,266 Outstanding (as of June 30, 1998)

                               Table of Contents

                                                                                                          Page
Part I.  Item 1.  Financial Information

             A.           Consolidated Statements of Condition as of June 30, 1998 and                       1
                               December 31, 1997

             B.           Consolidated Statements of Operations for the Three and Six Month Periods          2
                               Ended June 30, 1998 and June 30, 1997

             C.           Consolidated Statements of Changes in Stockholders' Equity for the Six             3
                               Month Periods Ended June 30, 1998 and June 30, 1997

             D.           Consolidated Statements of Cash Flows for the Six Month Periods Ended              4
                               June 30, 1998 and June 30, 1997

             E.           Notes to Consolidated Financial Statements                                         6


Part I. Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                           15

Part I. Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 26

Part II.  Other Information                                                                                  26

Signatures                                                                                                   28

Exhibit                                                                                                      29

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)


(dollars in thousands)                                             JUNE 30, 1998             DECEMBER 31, 1997
                                                                 -----------------          -------------------
                           ASSETS

Cash and due from banks:
        Non-interest-bearing deposits and cash                   $          20,068          $            22,884
        Short-term investments                                              10,195                       10,140
                                                                 -----------------          -------------------
        Cash and cash equivalents                                           30,263                       33,024

Investments:
        Available-for-sale, at market value                                177,885                      152,200
        Held-to-maturity (market value at June 30, 1998 -                   94,726                       75,199
        $95,692; at December 31, 1997 - $76,186)
Federal Home Loan Bank stock, at cost                                        9,037                        6,450
Loans, net                                                                 590,471                      571,112
Loans held-for-sale                                                          1,586                        1,922
Bank premises and equipment                                                  4,692                        4,823
Investment in Real Estate Partnership                                       13,931                       14,485
Accrued interest receivable                                                  5,011                        4,347
Foreclosed real estate owned                                                   621                        1,204
Cash surrender value life insurance                                         16,460                       16,053
Other assets                                                                 9,988                       11,552
                                                                 -----------------          -------------------
                                                                 $         954,671          $           892,371
                                                                 =================          ===================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Deposits                                                 $         684,907          $           667,564
        Borrowings                                                         166,465                      129,720
        Mortgage escrow                                                      5,747                        1,388
        Other liabilities                                                    4,854                        5,150
                                                                 -----------------          -------------------
        Total liabilities                                                  861,973                      803,822
                                                                 -----------------          -------------------



Stockholders' Equity:
        Preferred stock - par value $.01; 1,000,000 shares                       -                            -
          authorized, none issued
        Common stock - par value $.01; 15,000,000 shares                        53                           53
          authorized; 5,295,266 issued at June 30, 1998 and
          5,293,266 issued at December 31, 1997
        Additional paid in capital                                          50,961                       50,927
        Retained earnings                                                   41,787                       37,891
        Net unrealized gains on securities                                     617                          398
        Less: Unallocated ESOP shares (72,000 shares)                         (720)                        (720)
                                                                 -----------------          -------------------
        Total stockholders' equity                                          92,698                       88,549
                                                                 -----------------          -------------------
                                                                 $         954,671          $           892,371
                                                                 =================          ===================


 The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except for earnings per share)

                                                                     FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                    JUNE 30, 1998   JUNE 30, 1997      JUNE 30, 1998  JUNE 30, 1997
                                                                    -------------   -------------      -------------  -------------
Interest income:
      Interest and fees on loans                                      $ 11,934        $ 10,806            $ 23,620      $ 21,090

      Interest and dividends on investment securities:
              Interest on debt securities                                3,746           3,277               7,228         6,381
              Dividends on equity securities                               201              79                 346           147
                                                                      --------        --------            --------      --------
                                                                         3,947           3,356               7,574         6,528
      Other interest income                                                594              61                 985           126
                                                                      --------        --------            --------      --------
              Total interest income                                     16,475          14,223              32,179        27,744
                                                                      --------        --------            --------      --------
Interest expense:
      Interest on deposits:
              Savings deposits                                             702             919               1,409         1,827
              Time deposits                                              5,385           4,957              10,616         9,884
                                                                      --------        --------            --------      --------
              Total interest on deposits                                 6,087           5,876              12,025        11,711

      Interest on securities sold under agreements to repurchase             -              97                   -           243
      Interest on other borrowings                                       2,511             853               4,681         1,108
                                                                      --------        --------            --------      --------
              Total interest expense                                     8,598           6,826              16,706        13,062
                                                                      --------        --------            --------      --------
              Net interest income                                        7,877           7,397              15,473        14,682
Provision for loan losses                                                  300           6,500                 600         8,200
                                                                      --------        --------            --------      --------
Net interest income after provision for loan losses                      7,577             897              14,873         6,482
                                                                      --------        --------            --------      --------
Other income:
      Investment brokerage services commissions                            613             839               1,295         1,894
      Service charges on deposit accounts                                  631             580               1,229         1,132
      Loan servicing and other fees                                        225             215                 490           402
      Appreciation of cash surrender value life insurance                  225               7                 459             7
      Income from investment in Real Estate Partnership                    189             163                 368           306
      Net gain on sales of loans                                            20               7                  45             7
      Net gain (loss) on sales of investment securities                      -             (92)                  4             2
      Other                                                                214             254                 618           665
                                                                      --------        --------            --------      --------
              Total other income                                         2,117           1,973               4,508         4,415
                                                                      --------        --------            --------      --------
Other expenses:
      Salaries, commissions and employee benefits                        3,030           3,188               6,229         6,260
      Occupancy                                                            787             793               1,570         1,597
      Data processing                                                      293             259                 570           530
      Furniture and equipment                                              234             233                 474           477
      Advertising                                                          160             279                 456           466
      Legal and accounting                                                 170             264                 328           484
      Communications                                                       123             124                 257           252
      Operation of foreclosed real estate owned                             88             113                 182           257
      Write-downs and net losses on sale
           of foreclosed real estate owned                                  25              70                  85           120
      Other                                                                706             751               1,648         1,496
                                                                      --------        --------            --------      --------
              Total other expenses                                       5,616           6,074              11,799        11,939
                                                                      --------        --------            --------      --------
              Income (loss) before income taxes                          4,078          (3,204)              7,582        (1,042)
                                                                      --------        --------            --------      --------

              Income tax expense (benefit)                               1,552         (10,328)              2,892       (10,205)
                                                                      --------        --------            --------      --------

      Net income                                                       $ 2,526         $ 7,124            $  4,690      $  9,163
                                                                      ========        ========            ========      ========
Earnings per share:
       Basic                                                           $  0.48         $  1.37            $   0.90      $   1.76
       Diluted                                                         $  0.47         $  1.37            $   0.88      $   1.76

Weighted average shares outstanding:
       Basic                                                             5,223           5,194               5,222         5,194
       Diluted                                                           5,364           5,202               5,333         5,194

 The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

                                                                       Additional                  Net Unrealized    Unallocated
                                                              Common    Paid in       Retained     Gains (Losses)       ESOP
(in thousands)                                                Stock      Capital      Earnings     on Securities       Shares
                                                             --------- ------------  ----------    --------------    -----------
Balance at December 31, 1996                                 $      53 $     50,611  $   24,815    $          321    $     (960)
  Net income                                                         -            -       9,163                 -             -
  Change in net unrealized gains (losses) on securities              -            -           -               276             -
                                                             --------- ------------  ----------    --------------    -----------
Balance at June 30, 1997                                     $      53 $     50,611  $   33,978    $          597    $     (960)
                                                             ========= ============  ==========    ==============    ===========

Balance at December 31, 1997                                 $      53 $     50,927  $   37,891    $          398    $     (720)
  Net income                                                         -            -       4,690                 -             -
  Change in net unrealized gains (losses) on securities              -            -           -               219             -
  Exercised stock options                                            -           34           -                 -             -
  Dividends on common stock ($0.15 per share declared)               -            -        (794)                -             -
                                                             --------- ------------  ----------    --------------    -----------
 Balance at June 30, 1998                                    $      53 $     50,961  $   41,787    $          617    $     (720)
                                                             ========= ============  ==========    ==============    ===========

 The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    FOR THE SIX MONTHS ENDED
(in thousands)                                                                                 JUNE 30, 1998       JUNE 30, 1997
                                                                                               ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                   $ 4,690             $ 9,163
                                                                                               ----------          ----------
    Adjustments to reconcile net income to
         cash provided by operating activities:
                Provision for loan losses                                                             600               8,200
                Depreciation and amortization                                                         471                 471
                Amortization of investment security premiums/discounts, net                            82                  77
                Deferred loan costs, net of amortization                                             (480)               (307)
                Net gain on sale of loans                                                             (45)                 (7)
                Proceeds from loan sales                                                           14,263               1,166
                Originations of loans held for sale                                               (13,882)             (1,157)
                Loss on retirement of bank premises and equipment                                       4                   -
                Decrease (increase) in deferred tax assets                                          1,392             (11,662)
                Realized losses on available-for-sale securities                                        -                  92
                Realized gains on available-for-sale securities                                        (4)                (94)
                Increase in interest and dividend receivables                                        (664)               (386)
                Income from investment in Real Estate Partnership                                    (368)               (306)
                Write-downs and net losses on sale of foreclosed real estate owned                     85                 120
                Increase in cash surrender value life insurance                                      (407)             (8,321)
                Decrease (increase) in other assets                                                    48                (673)
                (Decrease) increase in other liabilities                                             (295)              2,070
                                                                                               ----------          ----------
                          Total adjustments                                                           800             (10,717)
                                                                                               ----------          ----------
Net cash provided by operating activities                                                           5,490              (1,554)
                                                                                               ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of available-for-sale securities                                           15,753              17,003
     Proceeds from principal payments on available-for-sale securities                             42,510              17,392
     Proceeds from principal payments on held-to-maturity securities                               12,040               1,102
     Proceeds from maturities of available-for-sale securities                                      6,847              10,000
     Proceeds from maturities of held-to-maturity securities                                       11,005                   -
     Purchases of available-for-sale securities                                                   (90,618)            (65,039)
     Purchases of held-to-maturity securities                                                     (42,485)                  -
     Purchases of Federal Home Loan Bank stock                                                     (2,587)               (575)
     Net originations and purchases of loans                                                      (19,855)            (49,545)
     Decrease in investment in Real Estate Partnership                                                922                 335
     Proceeds from sale of foreclosed real estate owned                                               875                 534
     Purchases of bank premises and equipment                                                        (344)               (150)
                                                                                               ----------          ----------
Net cash used in investing activities                                                             (65,937)            (68,943)
                                                                                               ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, money market and savings accounts                             5,787               1,103
     Net increase in certificates of deposit                                                       11,556               3,490
     Net increase in mortgage escrow                                                                4,358               2,799
     Advances from FHLB                                                                           110,048             170,907
     Repayments of FHLB borrowings                                                                (73,303)           (112,918)
     Issuance of common stock                                                                          34                   -
     Dividends paid                                                                                  (794)                  -
                                                                                               ----------          ----------
Net cash provided by financing activities                                                          57,686              65,381
                                                                                               ----------          ----------

Net decrease in cash and cash equivalents                                                          (2,761)             (5,116)
                                                                                               ----------          ----------

Cash and cash equivalents at beginning of period                                                   33,024              30,006
                                                                                               ----------          ----------

Cash and cash equivalents at end of period                                                       $ 30,263            $ 24,890
                                                                                               ==========          ==========

 The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             For the six months ended
                                                                                        June 30, 1998             June 30, 1997
                                                                                    ---------------------     ---------------------
(in thousands)

Non-cash investing and financing activities
     Change in net unrealized gain (loss) on securities available-for-sale          $             239         $                355
     Change in net unrealized gain (loss) on securities held-to-maturity                          103                           26
     Transfer of loans to foreclosed real estate owned                                            426                        1,550
Supplemental disclosures of cash flow information
     Income taxes paid                                                                          1,788                          232


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

The accompanying unaudited consolidated financial statements include the accounts of MECH Financial, Inc. and its wholly-owned subsidiary, Mechanics Savings Bank. Mechanics Savings Bank and its wholly-owned subsidiaries include Mech Corporation, Mech Two Corporation, Mech Three Corporation, Eighty Pearl Street Corporation and Mechanics Investment Services, Inc. Mechanics Investment Services, Inc. ("MIS") was formed during 1996 to enable the Bank to serve its customers with a wholly-owned fully disclosed broker / dealer. On July 2, 1997, MIS became a licensed broker / dealer and registered investment advisor. Intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - INVESTMENTS

The amortized cost and market values as of June 30, 1998 of available-for-sale securities were as follows:

                                                                            GROSS                  GROSS              ESTIMATED
                                                      AMORTIZED           UNREALIZED            UNREALIZED             MARKET
                                                        COST                GAINS                 LOSSES                VALUE
                                                  ---------------    ------------------    -------------------    ---------------
U. S. Government and agency securities                   $  8,974                $   10                   $  -           $  8,984
Mortgage-backed securities                                131,391                 1,076                     24            132,443
Debt securities issued by foreign governments                 350                     -                      -                350
Corporate debt securities                                   5,000                    62                      -              5,062
Marketable equity securities                                4,853                   220                     31              5,042
Mutual funds                                               26,034                    37                     67             26,004
                                                  ---------------    ------------------    -------------------    ---------------
                                                         $176,602                $1,405                   $122           $177,885
                                                  ===============    ==================    ===================    ===============

The amortized cost and market values as of December 31, 1997 of available-for-sale securities were as follows:

                                                                           GROSS                  GROSS              ESTIMATED
                                                     AMORTIZED           UNREALIZED             UNREALIZED             MARKET
                                                       COST                 GAINS                 LOSSES                VALUE
                                                ---------------    -------------------    -------------------    ---------------
U. S. Government and agency securities                 $  2,996                 $    1                    $ -           $  2,997
Mortgage-backed securities                              126,147                  1,045                      7            127,185
Debt securities issued by foreign governments               350                      -                      -                350
Corporate debt securities                                   999                      3                      -              1,002
Marketable equity securities                                  3                     20                      -                 23
Mutual funds                                             20,662                     20                     39             20,643
                                                ---------------    -------------------    -------------------    ---------------
                                                       $151,157                 $1,089                    $46           $152,200
                                                ===============    ===================    ===================    ===============

The amortized cost and market values as of June 30, 1998 of held-to-maturity securities were as follows:

                                                                        GROSS                GROSS              ESTIMATED
                                                 AMORTIZED           UNREALIZED            UNREALIZED            MARKET
                                                   COST                 GAINS                LOSSES               VALUE
                                            -----------------    -----------------    ------------------    ---------------
U. S. Government and agency securities                $11,995               $   32                   $ 2            $12,025
Mortgage-backed securities                             81,731                  970                    36             82,665
Corporate debt securities                               1,000                    2                     -              1,002
                                            -----------------    -----------------    ------------------    ---------------
                                                      $94,726               $1,004                   $38            $95,692
                                            =================    =================    ==================    ===============

The amortized cost and market values as of December 31, 1997 of held-to-maturity securities were as follows:

                                                                        GROSS                GROSS              ESTIMATED
                                                 AMORTIZED           UNREALIZED            UNREALIZED            MARKET
                                                   COST                 GAINS                LOSSES               VALUE
                                            -----------------    -----------------    ------------------    ---------------
U. S. Government and agency securities                $ 5,000               $    7                   $ -            $ 5,007
Mortgage-backed securities                             70,199                  989                     9             71,179
                                            -----------------    -----------------    ------------------    ---------------
                                                      $75,199               $  996                   $ 9            $76,186
                                            =================    =================    ==================    ===============

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                 FOR THE SIX MONTHS ENDING
                                       JUNE 30, 1998               JUNE 30, 1997
                                    ---------------------      ----------------------
Balance at beginning of year                     $14,031                     $ 7,983
Provision for loan losses                            600                       8,200
Loan charge-offs                                  (1,916)                     (2,471)
Loan recoveries                                      255                         447
                                    ---------------------      ----------------------
Balance                                          $12,970                     $14,159
                                    =====================      ======================

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                             JUNE 30, 1998                  DECEMBER 31, 1997
                                      ----------------------          -------------------------
Non-accrual loans                                   $ 3,072                            $ 2,830
Accruing loans past due greater
     than 90 days                                         -                                  -
                                      ----------------------          -------------------------
     Total non-performing loans                       3,072                              2,830
Foreclosed real estate owned                            621                              1,204
                                      ----------------------          -------------------------
Total non-performing assets                         $ 3,693                            $ 4,034
                                      ======================          =========================

Non-performing assets as a
     percentage of total assets                        0.39%                              0.45%
                                      ======================          =========================
Non-performing assets as a
     percentage of gross loans and
     foreclosed real estate owned                      0.61%                              0.69%
                                      ======================          =========================
Allowance for loan losses
     as a percentage of
     non-performing loans                            422.20%                            495.80%
                                      ======================          =========================

NOTE 5 - BORROWINGS

Advances from the Federal Home Loan Bank of Boston ("FHLB") and the repayment schedule were as follows:

  MATURITY DATE         INTEREST RATE      JUNE 30, 1998        DECEMBER 31, 1997
----------------       --------------      -------------       ------------------
January 6, 1998                  5.59  %    $          -       $           16,000
March 1, 1999                    6.35              5,000                    5,000
July 1, 1999                     6.15             13,000                   13,000
August 25, 1999                  6.00              7,000                    7,000
October 20, 2000                 6.21             10,000                   10,000
October 20, 2000                 6.24             20,000                   20,000
November 30, 2000                6.61                  -                    8,000
February 27, 2001                5.71              7,000                        -
December 15, 2001                5.95             10,000                   10,000
November 7, 2002 *               5.71             30,000                   30,000
March 12, 2003                   5.78              8,745                        -
November 3, 2004 *               5.80             10,000                   10,000
January 10, 2008 *               4.99             15,000                        -
May 8, 2008 *                    5.52             10,000                        -
June 4, 2008 *                   5.52             10,000                        -
April 8, 2013 *                  5.49  %          10,000                        -
                                            -------------      -------------------
                                            $    165,745       $          129,000
                                            =============      ===================

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

The Bank has access to a pre-approved line of credit up to approximately $15,000 and the capacity to borrow in excess of 40% of the Bank's total assets. In accordance with an agreement with the FHLB, the Bank is required to maintain qualified collateral, as defined in the FHLB Statement of Credit Policy, free and clear of liens, pledges and encumbrances as collateral for the advances.

In addition, the Employee Stock Ownership Plan ("ESOP") borrowed $1,200 to purchase 120,000 shares of the Bank's stock for the ESOP in conjunction with the Bank's conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank, completed on June 25, 1996. The shares in the ESOP were converted into shares of MECH Financial, Inc. on January 1, 1998. At June 30, 1998 and December 31, 1997, this borrowing had an outstanding balance of $720. The loan's final principal payment is due on December 31, 2000. The loan carries an interest rate equal to the prime rate. The Bank has fully guaranteed this borrowing.

NOTE 6 - EARNINGS PER SHARE

Earnings per share is computed based upon the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the periods presented. Common stock equivalents consist of stock options granted under the 1996 Director and Officer Stock Option Plans. The option exercise price for the options granted is the market price at the time of the grant.

The weighted average shares outstanding totaled 5,222,739 and 5,194,000 for the quarters ended June 30, 1998 and 1997, respectively. The weighted average shares outstanding totaled 5,222,165 and 5,194,000 for the six months ended June
30, 1998 and 1997, respectively.   The effect of dilutive stock options was
141,591 and 7,733 shares for the quarters ended June 30, 1998 and 1997, respectively. The effect of dilutive stock options was 111,180 and -0- shares for the six months ended June 30, 1998 and 1997, respectively.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. This statement does not apply to interim financial statements in the initial year of application. The Company does not have operating segments, as defined by SFAS No. 131, and therefore, does not expect the adoption of SFAS No. 131 to impact the Company's reporting.

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS No. 132") This statement revised employers' disclosure about pension and other post retirement benefits, however, it does not change the measurement or recognition of those plans. This statement standardized disclosure requirements to the extent practicable, requires additional information on changes in the benefits obligations and fair value of plans assets, and eliminates certain disclosure requirements of SFAS
No. 87 "Employers Accounting for Pensions",   SFAS No. 88 "Employers' Accounting
for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions." This statement also permits reduced disclosure for nonpublic entities. SFAS No. 132 is effective for fiscal years beginning after December 31, 1997 and restatement of disclosures for earlier periods provided for comparative purposes is required unless the information for comparative purposes is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. The adoption of SFAS 132 is expected to impact the disclosures about pension plans for the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

This statement amends SFAS No.52 "Foreign Currency Translation" and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". This statement superseded SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure Information about Financial Instruments with Off-balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. The adoption of SFAS 133 is not expected to have a material impact for the Company.

NOTE 8 - COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (such as changes in net unrealized gain (loss) on securities). Comprehensive income includes net income and any change in net equity of a business enterprise during a period from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized gain
(loss) on securities.

The components of comprehensive income for the three months ended June 30, 1998 and 1997 are as follows:




                                                    FOR THE THREE MONTHS ENDED
                                                   JUNE 30, 1998  JUNE 30, 1997
                                                   -------------  -------------
Comprehensive income:
    Net income                                         $2,526        $7,124
    Net unrealized gains (losses) on securities           197           455
                                                      -------      --------
Comprehensive income                                   $2,723        $7,579
                                                      =======      ========

The following table represents the components and the related tax effects allocated to other comprehensive income for the second quarter of 1998:


                                                    BEFORE                  TAX                 NET OF
                                                      TAX                (EXPENSE)                TAX
                                                    AMOUNT                BENEFIT               AMOUNT
                                               ---------------       ---------------        -------------
Net unrealized gains (losses) on securities               $278                 $(111)                $167
     arising during the period
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                       51                   (21)                  30
                                               ---------------       ---------------        -------------
Net unrealized gains (losses) on securities               $329                 $(132)                $197
                                               ===============       ===============        =============

The following table represents components and the related tax effects allocated to other comprehensive income for the second quarter of 1997:

                                                    BEFORE                  TAX                   NET OF
                                                      TAX                (EXPENSE)                 TAX
                                                    AMOUNT                BENEFIT                 AMOUNT
                                               ---------------       ---------------        ---------------
Net unrealized gains (losses) on securities     $          780        $         (345)        $          435
     arising during the period
Less:  reclassification adjustment for
     losses realized in net income                         (92)                   39                    (53)
Changes of tax effect on prior periods'
     net unrealized gains on securities                      -                   (41)                   (41)
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                       14                    (6)                     8
                                               ---------------       ---------------        ---------------
Net unrealized gains (losses) on securities     $          886        $         (431)        $          455
                                               ===============       ===============        ===============

During the second quarter of 1997, the Company recognized a tax benefit of $10,330 primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections that indicated continued profitability, the Bank determined that it was more likely than not that it would realize its net deferred tax assets. As a consequence of this action, the Company began recording a tax asset / liability related to its unrealized gains and losses on securities in June 1997.

The components of comprehensive income for the six months ended June 30, 1998 and 1997 are as follows:

                                                                                     FOR THE SIX MONTHS ENDED
                                                                             JUNE 30, 1998               JUNE 30, 1997
                                                                        ----------------------     -----------------------
Comprehensive income:
   Net income                                                            $              4,690       $               9,163
   Net unrealized gains (losses) on securities                                            219                         276
                                                                        ----------------------     -----------------------
Comprehensive income                                                     $              4,909       $               9,439
                                                                        ======================     =======================

The following table represents the components and the related tax effects allocated to other comprehensive income for the first six months of 1998:


                                                      BEFORE             TAX              NET OF
                                                        TAX           (EXPENSE)            TAX
                                                      AMOUNT           BENEFIT            AMOUNT
                                                  -------------    -------------     --------------
Net unrealized gains (losses) on securities               $244            $ (97)              $147
  arising during the period
Less:  reclassification adjustment for
  gain realized in net income                                4               (2)                 2
Adjustment to tax rate on prior periods'
  net unrealized gains on securities                         -               21                 21
Accretion of unrealized loss on securities
  transferred from available-for-sale to
  held-to-maturity                                         102              (49)                53
                                                  -------------    -------------     -------------
Net unrealized gains (losses) on securities               $342            $(123)              $219
                                                  =============    =============     ==============

The following table represents the components and the related tax effects allocated to other comprehensive income for the first six months of 1997:

                                                       BEFORE           TAX               NET OF
                                                        TAX           (EXPENSE)            TAX
                                                       AMOUNT          BENEFIT            AMOUNT
                                                   -------------    -------------     --------------
Net unrealized gains (losses) on securities                 $449            $(384)              $ 65
  arising during the period
Less:  reclassification adjustment for
  gains realized in net income                                94                -                 94
Change in tax effect on prior periods'
  net unrealized gains on securities                           -              285                285
Accretion of unrealized loss on securities
  transferred from available-for-sale to
  held-to-maturity                                            26               (6)                20
                                                   -------------    -------------     --------------
Net unrealized gains (losses) on securities                 $381            $(105)              $276
                                                   =============    =============     ==============

During the first quarter of 1997, the Company reversed the tax expense associated with its unrealized net gain on securities due to its income tax position at that time. During the second quarter of 1997, the Company recognized a tax benefit of $10,330 primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections that indicated continued profitability, the Bank determined that it was more likely than not that it would realize its net deferred tax assets. As a consequence of this action, the Company began recording a tax asset / liability related to its unrealized gains and losses on securities in June 1997.

NOTE 9 - BRANCH PURCHASES

On March 18, 1998, the Bank announced the purchase of the East Hartford and West Hartford branches of Chase Manhattan Bank. The transaction was approved by state and federal agencies. The purchase included all retail and small business deposits totaling approximately $23,000 and loans totaling approximately $700 of the two branches. This purchase brings to 16 the number of full-service offices

Mechanics Savings Bank has in Central Connecticut. Mechanics converted the two Chase Manhattan branches to Mechanics offices on July 11, 1998. Goodwill of $810 was recorded as a result of the purchase and will be amortized over seven years.

NOTE 10 - DIVIDENDS

On April 21, 1998, the Company declared its first quarterly dividend of $0.15 per share on its common stock. The dividend was paid on May 15, 1998 to shareholders of record on May 1, 1998.

On July 21, 1998, the Company declared a quarterly dividend of $0.15 per share on its common stock. The dividend is payable on August 17, 1998 to shareholders of record on August 3, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On November 25, 1997, the shareholders of Mechanics Savings Bank (the "Bank") approved the formation of a holding company, MECH Financial, Inc. (the "Company"). MECH Financial, Inc. provides additional corporate structuring opportunities and powers to respond to the changing and expanding needs of the Bank's customers and to the competitive conditions in the financial services industry. The holding company structure became effective January 1, 1998, as approved by the appropriate regulatory agencies. Shares of common stock of Mechanics Savings Bank were automatically converted into shares of MECH Financial, Inc. on a one-for-one tax-free exchange basis on that date. On April 21, 1998, the Company declared its first quarterly dividend of $0.15 per share
on its common stock.   In addition, on July 21, 1998, the Company declared a
quarterly dividend of $0.15 per share on its common stock.

The Company reported net income of $2.53 million for the second quarter ended June 30, 1998 compared to $7.12 million for the same period in 1997. Income before income taxes was $4.08 million for the second quarter of 1998 compared to a $3.20 million net loss for the second quarter of 1997. During the six months ended June 30, 1998 and 1997, the Company reported net income of $4.69 million
and $9.16 million, respectively.    Income before income taxes was $7.58 million
for the first six months of 1998 compared to a $1.04 million net loss for the same period in 1997. During the second quarter of 1997, the Bank recognized a tax benefit of $10.33 million primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections that indicated continued profitability, the Bank determined that it was more likely than not that it would realize its net deferred tax assets. Also, during the second quarter of 1997, the Bank recorded $6.50 million in provisions for loan losses compared to $300,000 in the second quarter of 1998.

FINANCIAL CONDITION

Total assets as of June 30, 1998 were $954.67 million representing an increase of $62.30 million or 7.0% from $892.37 million at December 31, 1997. The Company's Tier 1 leverage ratio was 9.61% at June 30, 1998 compared to 9.74% at December 31, 1997. The Company's total risk-based capital ratio was 16.65% at June 30, 1998 compared to 17.76% at December 31, 1997.

Cash and cash equivalents decreased $2.76 million or 8.4% from $33.02 million at December 31, 1997 to $30.26 million at June 30, 1998. The Company continues to efficiently manage cash and cash equivalents to balance the need for liquidity with the need for increased yields.

Investment securities increased $45.21 million or 19.9% from $227.40 million at December 31, 1997 to $272.61 million at June 30, 1998 primarily due to an increase in the mortgage-backed securities portfolio of $16.79 million and an increase in U.S. Government and agency securities of $12.98 million. The Company also diversified its portfolio with increases of $5.36 million in mutual funds and $5.02 million in marketable equity securities. Funds available for investment increased mainly due to increased Federal Home Loan Bank ("FHLB") borrowings and deposits. The main sources of the deposit increases were from certificates of deposits and business checking. At June 30, 1998, the Company held $94.73 million in securities classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Due to increased FHLB borrowings, the Company was required to purchase additional shares of stock totaling $2.59 million from the FHLB during the first
six months of 1998.   The Company believes that these shares provide above
average dividend yields for the risk characteristics of such investments.

Net loans increased $19.36 million or 3.4% from $571.11 million at December 31, 1997 to $590.47 million at June 30, 1998. The majority of the increase came from an $8.26 million increase in the installment loan portfolio and an $8.10 million increase in the loans secured by commercial real estate. The allowance for loan losses totaled $12.97 million at June 30, 1998 compared to $14.03 million at December 31, 1997. Provisions for loan losses during the six months ended June 30, 1998 totaled $600,000 and net charge-offs totaled $1.66 million. The allowance for loan losses as a percentage of non-performing loans was 495.80% and 422.20% at December 31, 1997 and June 30, 1998, respectively.

Foreclosed real estate owned decreased from $1.20 million at December 31, 1997 to $621,000 at June 30, 1998. The Company sold sixteen properties totaling $812,000 during the six months ended June 30, 1998. Write-downs and net losses on sale of foreclosed real estate owned for the first six months of 1998 totaled $85,000 compared to $120,000 for the same period in 1997.

Non-performing assets totaled $3.69 million at June 30, 1998 compared to $4.03 million at December 31, 1997. Charge-offs on non-performing loans and write-downs and net losses on sale of foreclosed real estate owned reduced non-performing assets by $1.92 million and $85,000, respectively. Sales of non-performing loans and foreclosed real estate owned accounted for an additional $3.44 million and $837,000 of the reductions, respectively. There were other reductions of non-performing assets of $1.35 million due to payoffs, payments
and loans returning to accrual status.   These reductions were offset by $7.28
million in additions to non-performing assets since December 31, 1997. Non-performing assets as a percentage of total assets was 0.45% at December 31, 1997 and 0.39% at June 30, 1998. Non-performing assets as a percentage of total loans and foreclosed real estate owned was 0.69% at December 31, 1997 and 0.61% at June 30, 1998.

Deposits increased 2.6% from $667.56 million at December 31, 1997 to $684.91 million at June 30, 1998. The increases were mainly in three month certificates of deposit and in business checking.

Borrowings from the FHLB increased $36.75 million from December 31, 1997 to June 30, 1998. These borrowings were mainly used to fund investments, commercial real estate mortgages and installment loans. The Company's $165.75 million of FHLB advances carry a weighted average rate of 5.79% and have a weighted average contractual maturity of 5.26 years. At December 31, 1997, FHLB advances totaled $129.0 million and carried a weighted average rate of 5.98% and a weighted average contractual maturity of 3.1 years. In addition, $85.0 million or 51% of the FHLB borrowings at June 30, 1998 were callable at dates ranging from January 1999 to April 2003. During the first quarter of 1998, the Bank prepaid an $8.0 million FHLB advance scheduled to mature November 30, 2000 that carried an interest rate of 6.61%, thereby incurring a $192,000 prepayment penalty. The Bank prepaid this advance in anticipation of being able to extend its overall maturities of borrowings while reducing its weighted average interest cost of borrowings. On April 8, 1998, the Bank accomplished the objectives by taking out a $10.0 million advance maturing in April 2013 carrying an interest rate of 5.49%. This advance is callable April 2003 and on a quarterly basis thereafter.

LIQUIDITY

The Company's liquidity is dependent on dividends provided by the Bank. Connecticut banking laws limit the amount of annual dividends that the Bank may pay to an amount no greater than the Bank's net income for the then current year, plus the Bank's retained net income for the prior two years, unless specifically approved by the Banking Commissioner. The Bank is also prohibited from paying a cash dividend if the effect thereof would reduce its capital accounts below minimum regulatory requirements or below the amount required to be maintained in the liquidation account.

The Bank manages its liquidity position to ensure that there is sufficient funding available at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The Bank monitors its liquidity in accordance with guidelines established under its asset/liability management policy and applicable regulatory requirements. On a monthly basis, management monitors the Bank's liquidity position by analyzing the amount of securities available for repurchase agreements, the Bank's borrowing capacity at the FHLB, the expected level of cash flows from loans and mortgage-backed securities, the expected prepayments from loans and mortgage-backed securities, and the Bank's levels of cash and short-term investments. At June 30, 1998, management believes its current liquidity level is sufficient to meet normal operating needs.

ASSET/LIABILITY MANAGEMENT

The Company's objective in managing interest rate risk is to produce a high and stable net interest margin in varying interest rate environments while maintaining the flexibility to take advantage of opportunities that may arise from the fluctuations of interest rates. The Company's exposure to interest rate risk is managed strategically through the use of balance sheet simulation. At June 30, 1998, the Company was slightly liability sensitive.

The Company models its forecasted balance sheet using interest rate ramps, shocks and a most likely interest rate scenario over a 24 month time horizon.
In accordance with its funds management policy, the Company measures its interest rate sensitivity by ramping interest rates in one hundred basis point increments from -400 to +400 basis points from the current rate environment. From this 800 basis point grid, the asset/liability committee selects the most likely 400 basis point interest rate range based on the current interest rate environment, as well as other economic factors. The Company will accept equal to or less than a 10% change in net interest income over the next 12 months within the selected 400 basis point band. At June 30, 1998, the Company was within its policy guideline, and the Company believes its level of interest rate sensitivity was appropriate.

CAPITAL RESOURCES

At June 30, 1998, the Company's stockholders' equity totaled $92.70 million representing a 4.7% increase over the $88.55 million in capital at December 31, 1997. At June 30, 1998, the Company had a Tier 1 leverage capital ratio of 9.61% and a total risk-based capital ratio of 16.65%. The Company's Tier 1 leverage capital ratio was 9.74% and its total risk-based capital ratio was 17.76% at December 31, 1997.

As of December 31, 1997 and June 30, 1998, the Company meets all capital adequacy requirements to which it is subject and was classified, as of its most recent notification, as "well capitalized". The Company believes its current capital is adequate to support operations and anticipated future growth.

YEAR 2000

MECH Financial, Inc. is committed to ensure that the Company will be well prepared to handle the date change which will occur at midnight on December 31, 1999. The Board of Directors approved a plan for implementing and monitoring Year 2000 ("Y2K") compliance. MECH Financial, Inc. expects to have all critical systems renovated by year-end 1998, as well as have testing of these systems well underway by that date. The Company expects all testing and implementation of critical systems to be completed by June 30, 1999.

The Company identified over 140 vendors/systems that would possibly need to be addressed concerning Y2K. The Company received documentation from virtually all of these vendors, designating an acceptable timeframe for their Y2K compliance. The Company maintains a Y2K inventory, which is updated regularly, monitoring vendor compliance levels.

The Company's core processing system is outsourced to Fiserv, based in Milwaukee, Wisconsin. The Company receives monthly updates from Fiserv to ensure progress toward each stage of completing the Y2K compliance process. Fiserv stated that they completed the renovation of their system, and placed the system into production. Fiserv tested the system internally, and determined it to be Y2K compliant. The

Company will have the opportunity to test the system on a systemwide basis in October 1998 and then again during March 1999.

During the second quarter, the Company wrote a testing plan, contingency plan, credit policy and customer awareness policy as they pertain to the upcoming millennium. The Company also hired a law firm to perform a legal review of the major contracts that the Company is a party to. The Company purchased a Y2K test file server along with other appropriate hardware, in order to simulate its current production environment. The Company expects that costs associated with the Y2K effort will not exceed $300,000. These costs will consist primarily of purchases of new equipment and software which will be depreciated over their respective useful life.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 1998 AND 1997

For the quarter ended June 30, 1998, the Company reported net income of $2.53 million or $0.47 per diluted share compared to $7.12 million or $1.37 per diluted share for the same period in 1997. Income before income taxes was $4.08 million for the second quarter of 1998 compared to a pretax loss on $3.20 million for the second quarter in 1997. During the second quarter of 1997, the Bank recognized a tax benefit of $10.33 million primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections that indicated continued profitability, the Bank determined that it was more likely than not that it would realize its net deferred tax assets. Also, during the second quarter of 1997, the Bank recorded $6.50 million in provisions for loan losses compared to $300,000 in the second quarter of 1998.

NET INTEREST INCOME

Net interest income totaled $7.88 million for the three months ended June 30, 1998 compared to $7.40 million for the same period in 1997, representing a $480,000 or 6.5% increase. The net interest margin decreased from 3.96% for the quarter ended June 30, 1997 to 3.59% for the same period in 1998. Average interest-earning assets increased $129.80 million while average interest-bearing liabilities increased $127.99 million. Average net loans and investment securities increased $61.65 million and $54.49 million, respectively. Average net loans increased primarily due to a $25.71 million increase in one- to four-
family mortgages and a $22.14 million increase in average consumer loans.   In
addition, average commercial real estate mortgages and commercial and industrial loans increased $9.03 million and $9.02 million, respectively. Mutual funds and mortgage-backed securities were the main reasons for the increase in average investment securities. Average borrowing and certificates of deposit increased $113.09 million and $34.98 million, respectively, from quarter to quarter. In addition, average other assets were $19.60 million higher due mainly to a reduction in the deferred tax asset valuation allowance and the purchase of cash surrender value life insurance. During the second quarter of 1997, the Bank fully reversed its valuation allowance on its net deferred tax assets.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the quarters ended June 30, 1998 and 1997:

                                        AVERAGE BALANCE                   INCOME / EXPENSE               YIELD
                                 ---------------------------          ----------------------      -------------------
                                   QUARTERS ENDED JUNE 30,                QUARTERS ENDED             QUARTERS ENDED
(in thousands)                        1998        1997                   1998        1997           1998        1997
                                 ---------------------------          ----------------------      -------------------
Loans, net                           $588,638     $526,991             $11,934     $10,806          8.13%        8.22%
Investment securities                 273,185      218,697               4,299       3,360          6.31         6.16
Short-term investments                 17,857        4,197                 242          57          5.44         5.45
                                   ----------   ----------          ----------   ---------     ---------   ----------
  Total interest-earning assets       879,680      749,885              16,475      14,223          7.51         7.61
Other assets                           68,080       48,482
                                   ----------   ----------
  Total assets                       $947,760     $798,367
                                   ==========   ==========


Money market checking                $ 37,429     $ 34,365                 112         103          1.20         1.20
Money market savings                   51,595       58,606                 303         341          2.36         2.33
Savings and other                     112,482      121,439                 428         605          1.53         2.00
Certificates of deposit               407,720      372,745               5,244       4,827          5.16         5.19
Securities sold under
  agreements to repurchase                  -        7,169                   -          97           n/a         5.43
Other borrowings                      171,685       58,599               2,511         853          5.87         5.84
                                   ----------   ----------          ----------   ---------     ---------   ----------
  Total interest-bearing funds        780,911      652,923               8,598       6,826          4.42         4.19

Demand deposits                        70,522       64,218
Other liabilities                       4,706        3,247
Capital                                91,621       77,979
                                   ----------   ----------
  Total liabilities and capital      $947,760     $798,367
                                   ==========   ==========

Net interest income                                                    $ 7,877     $ 7,397
                                                                    ==========   =========
Spread on interest-bearing funds                                                                    3.09%        3.42%
Net interest margin                                                                                 3.59%        3.96%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:

                                                     QUARTERS ENDED JUNE 30, 1998 VERSUS 1997
                                                             CHANGE IN INTEREST DUE TO
                                      -----------------------------------------------------------------------

(in thousands)                            VOLUME              RATE              VOL/RATE              NET
                                      -------------       ------------       -------------       ------------
Loans, net                                  $1,264              $(122)               $(14)            $1,128
Investment securities                          837                 82                  20                939
Short-term investments                         186                  -                  (1)               185
                                      -------------       ------------       -------------       ------------
  Total                                      2,287                (40)                  5              2,252
                                      -------------       ------------       -------------       ------------




Money market checking                            9                  -                   -                  9
Money market savings                           (41)                 3                   -                (38)
Savings and other                              (45)              (143)                 11               (177)
Certificates of deposit                        453                (33)                 (3)               417
Securities sold under
 agreements to repurchase                      (97)                 -                   -                (97)
Other borrowings                             1,646                  4                   8              1,658
                                      -------------       ------------       -------------       ------------
 Total                                       1,925               (169)                 16              1,772
                                      -------------       ------------       -------------       ------------

Net change to interest income               $  362              $ 129                $(11)            $  480
                                      =============       ============       =============       ============

INTEREST INCOME

Interest income increased $2.25 million or 15.8% due primarily to increased average volumes of net loans and investment securities of $61.65 million and $54.49 million, respectively. Overall average yields decreased from 7.61% for the second quarter of 1997 to 7.51% for the same period in 1998. This was primarily due to a 9 basis point decrease in the average yields for net loans which was partially offset by a 15 basis point increase in the average yields on investment securities.

INTEREST EXPENSE

Interest expense increased $1.77 million or 26.0% from the second quarter of 1997 to the same period in 1998. The increase was mainly due to higher average balances of borrowings and certificates of deposit. These increases were partially offset by lower average volumes of the securities purchased under agreements to repurchase, savings accounts and money market savings. Overall average rates increased from 4.19% for the second quarter of 1997 to 4.42% for the same period in 1998. The increase in average rates was mainly due to increased FHLB borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses totaled $300,000 for the three months ended June 30, 1998 compared to $6.50 million for the same period in 1997. Although previously considered adequate, the Company further strengthened the allowance for loan losses during the second quarter of 1997 by adding $6.50 million in provisions for loan losses. During 1997, with intense competition in a continued sluggish Central Connecticut economy, management believed increasing the allowance for loan losses and the reserve coverage ratios while maintaining high credit quality were prudent strategies to implement. The Company's percentage of allowance for loan losses to non-performing loans was 422.20% at June 30, 1998 compared to 495.80% at December 31, 1997. The Company's allowance for loan losses to gross loans was 2.40% at December 31, 1997 compared to 2.15% at June 30, 1998.

OTHER INCOME

The Company recorded $2.12 million in other income for the three months ended June 30, 1998 compared to $1.97 million for the same period in 1997. The following table shows the components of other income for the quarters ended June 30, 1998 and 1997:

(in thousands)                                              QUARTERS ENDED JUNE 30,           $              %
                                                              1998          1997            CHANGE         CHANGE
                                                            --------      --------        ----------     ----------
Service charges on deposit accounts                          $  631        $  580           $  51             8.79 %
Investment brokerage services commissions                       613           839            (226)          (26.94)
Loan servicing and other fees                                   225           215              10             4.65
Appreciation of cash surrender value life insurance             225             7             218         3,114.29
Income from investment in Real Estate Partnership               189           163              26            15.95
Net gain on sales of loans                                       20             7              13           185.71
Net gain on sales of investment securities                        -           (92)             92          (100.00)
Other                                                           214           254             (40)          (15.75)
                                                            --------      --------        ----------
     Total other income                                      $2,117        $1,973           $ 144             7.30 %
                                                            ========      ========        ==========     =========

Service charges on deposit accounts increased mainly due to an increase in the rates charged for overdraft fees. Investment brokerage services commissions decreased primarily due to lower transactional and annuity sales in the second quarter of 1998. The Bank began investing in cash surrender value life insurance in late June 1997. The appreciation of these policies totaled $225,000 during the second quarter of 1998 compared to $7,000 during the second quarter of 1997. Income from the investment in Real Estate Partnership increased primarily due to higher rental income and lower repairs and
maintenance expenses.   Other income decreased mainly due to reduced income from
tax deferred annuity sales and the elimination of food stamp processing income.

OTHER EXPENSES

Other expenses totaled $5.62 million for the three months ended June 30, 1998 compared to $6.07 million for the same period in 1997. The following table details the significant components of other expenses for the periods presented:



(in thousands)                                       QUARTERS ENDED JUNE 30,               $               %
                                                     1998                1997            CHANGE          CHANGE
                                                 -------------      --------------    ------------     ----------
Salaries, commissions and employee benefits          $3,030              $3,188           $(158)         (4.96)  %
Occupancy                                               787                 793              (6)         (0.76)
Data processing                                         293                 259              34          13.13
Furniture and equipment                                 234                 233               1           0.43
Legal and accounting                                    170                 264             (94)        (35.61)
Advertising                                             160                 279            (119)        (42.65)
Communications                                          123                 124              (1)         (0.81)
Operation of foreclosed real estate owned                88                 113             (25)        (22.12)
Write-downs and net losses on sale
 of foreclosed real estate owned                         25                  70             (45)        (64.29)
Other                                                   706                 751             (45)         (5.99)
                                                 -------------      --------------    ------------
    Total other expenses                             $5,616              $6,074           $(458)         (7.54)  %
                                                 =============      ==============    ============     =========

Salaries, commissions and employee benefits decreased mainly due to lower commission expenses. Legal and accounting decreased primarily due to reduced legal fees in the commercial loan work out area. Advertising expense decreased due to reduced public relations and printing expenses. Operation of foreclosed real estate owned decreased mainly due to reduced expenses for one- to four-family properties. Other expenses decreased primarily due to reduced fees associated with the establishment of MIS.

INCOME TAXES

During the second quarter of 1998, the Company recorded tax expense of $1.55 million compared to a $10.33 million tax benefit for the second quarter of 1997. The effective tax rate for the three months ended June 30, 1998 was 38.1%. During the second quarter of 1997, the Bank recognized a tax benefit of $10.33 million primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections that indicated continued profitability, the Bank determined that it was more likely than not that it would realize its net deferred tax assets.

FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

For the six months ended June 30, 1998, the Company reported net income of $4.69 million or $0.88 per diluted share compared to $9.16 million or $1.76 per diluted share for the same period in 1997. The Company recognized a tax benefit of $10.21 million for the six months ended June 30, 1997 primarily due to the second quarter of 1997 full reversal of its deferred tax asset valuation allowance. Also, during the first six months of 1997, the Company recorded $8.20 million in provisions for loan losses compared to $600,000 for the same period in 1998. During 1997 with intense competition in a continued sluggish Central Connecticut economy, management believed increasing the allowance for loan losses and the reserve coverage ratios while maintaining high credit quality were prudent strategies to implement.

NET INTEREST INCOME

Net interest income totaled $15.47 million for the six months ended June 30, 1998 compared to $14.68 million for the same period in 1997, representing $791,000 or a 5.4% increase. The net interest margin decreased from 4.06% for the six months ended June 30, 1997 to 3.64% for the same period in 1998. The decrease was primarily a result of an increased use of FHLB borrowings to fund loan and investment growth. Average interest-bearing liabilities increased $130.07 million while average interest-earning assets increased $127.92 million. Increases in average FHLB borrowings and certificates of deposit were the main
reasons for the increases in interest-bearing liabilities.   Average net loans
and investment securities were $67.95 million and $48.93 million higher for the six months ended June 30, 1998 compared to the same period in 1997, respectively.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the six months ended June 30, 1998 and 1997:

                                 AVERAGE BALANCES                      INCOME/EXPENSE                        YIELDS
                           ------------------------------       -----------------------------     ----------------------------
                              SIX MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                               1998               1997             1998               1997           1998               1997
                           ------------        ----------       ----------          ---------      --------           ---------
Loans, net                    $583,373          $515,424          $23,620             $21,090         8.16%             8.25%
Investment securities          258,633           209,706            8,145               6,540         6.35              6.29
Short-term investments          15,349             4,309              414                 114         5.44              5.34
                           ------------        ----------       ----------          ---------      --------           -------
 Total interest-earning
  assets                       857,355           729,439           32,179              27,744         7.57              7.67
Other assets                    69,175            47,306
                           ------------        ----------
 Total assets                 $926,530          $776,745
                           ============        ==========

Money market checking         $ 36,180          $ 34,680              217                 207         1.21              1.20
Money market savings            52,566            59,079              615                 683         2.36              2.33
Savings and other              111,288           119,680              836               1,183         1.51              1.99
Certificates of deposit        403,153           371,172           10,357               9,639         5.18              5.24
Securities sold under
 agreements to repurchase            -             9,011                -                 243          n/a              5.44
Other borrowings               159,659            39,158            4,681               1,107         5.91              5.70
                           ------------        ----------       ----------          ---------      --------           ------
 Total interest-bearing
   funds                       762,846           632,780           16,706              13,062         4.42              4.16

Demand deposits                 68,479            63,740
Other liabilities                4,465             3,128
Capital                         90,740            77,097
                           ------------        ----------
 Total liabilities
  and capital                 $926,530          $776,745
                           ============        ==========

Net interest income                                               $15,473             $14,682
                                                                ==========          =========
Spread on interest-bearing
 funds                                                                                                3.15%              3.51%
Net interest margin                                                                                   3.64%              4.06%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:

                                               SIX MONTHS ENDED JUNE 30, 1998 VERSUS 1997
                                                         CHANGE IN INTEREST DUE TO
                                 ----------------------------------------------------------------------

(in thousands)                      VOLUME              RATE              VOL/RATE              NET
                                 ------------       ------------       --------------      ------------
Loans, net                             $2,780              $(221)              $ (29)            $2,530
Investment securities                   1,526                 64                  15              1,605
Short-term investments                    292                  2                   6                300
                                 ------------       ------------       -------------       ------------
  Total                                 4,598               (155)                 (8)             4,435
                                 ------------       ------------       -------------       ------------



Money market checking                       9                  1                   -                 10
Money market savings                      (75)                 8                  (1)               (68)
Savings and other                         (83)              (284)                 20               (347)
Certificates of deposit                   831               (104)                 (9)               718
Securities sold under
  agreements to repurchase               (243)                 -                   -               (243)
Other borrowings                        3,407                 41                 126              3,574
                                 ------------       ------------       -------------       ------------
  Total                                 3,846               (338)                136              3,644
                                 ------------       ------------       -------------       ------------

Net change to interest income          $  752              $ 183               $(144)            $  791
                                 ============       ============       =============       ============

INTEREST INCOME

Interest income increased $4.44 million or 16.0% due primarily to average increased volumes of loans and investment securities. Overall average yields decreased from 7.67% for the six months ended June 30, 1997 to 7.57% for the same period in 1998 primarily due to a 9 basis point decrease in the average yield on loans.

INTEREST EXPENSE

Interest expense increased $3.64 million or 27.9% from the six months of 1997 to the same period in 1998. The increase was due mainly to higher average balances of FHLB borrowings and certificates of deposit. These increases were partially offset by lower average volumes of securities sold under agreements to repurchase, savings accounts and money market savings and lower rates on savings accounts. Overall rates increased from 4.16% for the six months ended June 30, 1997 to 4.42% for the same period in 1998. The increase in average rates was mainly due to the increase in the FHLB borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased from $8.20 million for the six months ended June 30, 1997 to $600,000 for the same period in 1998. Although previously considered adequate, the Company further strengthened the allowance for loan losses during the second quarter of 1997 by adding $6.50 million in provisions for loan losses. During 1997, with intense competition in a continued sluggish Central Connecticut economy, management believed increasing the allowance for loan losses and the reserve coverage ratios while maintaining high credit quality were prudent strategies to implement.

The Company's percentage of allowance for loan losses to non-performing loans was 422.20% at June 30, 1998 and 495.80% at December 31, 1997. The allowance for loan losses as a percentage of gross loans was 2.15% at June 30, 1998 and 2.40% at December 31, 1997.

OTHER INCOME

The Company recorded $4.51 million in other income for the six months ended June 30, 1998 compared to $4.42 million for the same period in 1997, representing an increase of 2.1%. The following table shows the components of other income for the six months ended June 30, 1998 and 1997:

(in thousands)                                                     SIX MONTHS ENDED JUNE 30,              $                 %
                                                                    1998              1997             CHANGE             CHANGE
                                                                  ---------         ---------        ---------          ---------
Investment brokerage services commissions                           $1,295            $1,894            $(599)            (31.63)%
Service charges on deposit accounts                                  1,229             1,132               97               8.57
Loan servicing and other fees                                          490               402               88              21.89
Appreciation of cash surrender value life insurance                    459                 7              452           6,457.14
Income from investment in Real Estate Partnership                      368               306               62              20.26
Net gain on sales of loans                                              45                 7               38             542.86
Net gain on sales of investment securities                               4                 2                2             100.00
Other                                                                  618               665              (47)             (7.07)
                                                                  ---------         ---------        ---------
                                                                    $4,508            $4,415              $93               2.11 %
                                                                  =========         =========        =========          =========

Investment brokerage services commissions decreased due primarily to lower annuity and transactional sales. During the first quarter of 1997, there was a one time $4.55 million annuity sale resulting in $237,000 in commissions. Service charges on deposit accounts were higher due mainly to increased rates for overdrafts. Loan servicing and other fees increased due mainly to higher application and letters of credit fees. Appreciation of cash surrender value life insurance was higher since the majority of that asset was purchased during late June 1997. Income from the investment in Real Estate Partnership increased primarily due to higher rental income and lower repairs and maintenance expenses.

OTHER EXPENSES

Other expenses totaled $11.80 million for the six months ended June 30, 1998 compared to $11.94 million for the same period in 1997. The following table details the significant components of other expenses for the periods presented:

(in thousands)                                        SIX MONTHS ENDED JUNE 30,           $                %
                                                     1998                1997           CHANGE           CHANGE
                                                 ------------      --------------    -------------     ----------
Salaries, commissions and employee benefits          $ 6,229             $ 6,260            $ (31)         (0.50)  %
Occupancy                                              1,570               1,597              (27)         (1.69)
Data processing                                          570                 530               40           7.55
Furniture and equipment                                  474                 477               (3)         (0.63)
Advertising                                              456                 466              (10)         (2.15)
Legal and accounting                                     328                 484             (156)        (32.23)
Communications                                           257                 252                5           1.98
Operation of foreclosed real estate owned                182                 257              (75)        (29.18)
Write-downs and net losses on sale
  of foreclosed real estate owned                         85                 120              (35)        (29.17)
Other                                                  1,648               1,496              152          10.16
                                                 ------------      --------------    -------------
         Total other expenses                        $11,799             $11,939            $(140)         (1.17)  %
                                                =============      ==============    =============     ==========

Legal and accounting was lower due mainly to reduced legal expenses in the Bank's commercial loan work out area. Operation of foreclosed real estate owned expenses were lower due mainly to reduced expenses for one- to four-family properties. Other expenses increased due mainly to a prepayment penalty of $192,000 associated with a FHLB advance during the first quarter of 1998.

INCOME TAXES

During the six months ended June 30, 1998, the Company recorded income tax expense of $2.89 million, representing a 38.1% effective tax rate. During the six months ended June 30, 1997, the Bank recorded a $10.21 million tax benefit due primarily to the second quarter 1997 full reversal of its valuation allowance on its net deferred tax assets. Based on three consecutive prior quarters of income and projections that indicated continued profitability, the Bank determined that it was more likely than not that it would realize its net deferred tax assets.

PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK There has been no material change in the nature of the quantitative and qualitative disclosures about market risk since December 31, 1997.

PART II. ITEM 1.  LEGAL PROCEEDINGS
none

PART II. ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS none

PART II. ITEM 3. DEFAULTS UPON SENIOR SECURITIES none

PART II  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MECH Financial, Inc. held its annual meeting of shareholders on April 29, 1998. The items voted upon and the results are in the table below:

                                                                                                                      ABSTENTIONS
                                                                       VOTES             VOTES           VOTES        NON-BROKER
                                                                        FOR             AGAINST         WITHHELD        VOTES
                                                                  --------------     -----------     ------------   --------------
Director Election of David Freeman to a three year term                4,402,418              -           25,336                -
Director Election of Kevin A. North to a three year term               4,402,418              -           25,336                -
Director Election of Robert G. Rayve to a three year term              4,402,718              -           25,036                -
Director Election of Richard H. Booth to a two year term               4,402,718              -           25,036                -
Ratification of KPMG Peat Marwick, L.L.P. as independent auditors      4,407,508          7,924                -           12,322

PART II ITEM 5.  OTHER INFORMATION
none

PART II  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     The following exhibit is included herein:
     27 - Financial Data Schedule

b)   Reports on Form 8-K:

     Consistent with its Form 8-K filing on January 23, 1998, the Company filed Form 8-KA on April 2, 1998 and April 27, 1998 concerning the change in the registrant's certifying accountants. The Board of Directors and the Audit Committee for MECH Financial, Inc. recommended and approved the engagement of services of KPMG Peat Marwick LLP as the independent accountants for MECH Financial, Inc. and its subsidiaries for the fiscal year ending December 31, 1998.

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

     The Company filed a Form 8-K on April 27, 1998 regarding the Board of Directors declaration of the Company's first quarterly dividend on April 21, 1998 of $0.15 per share on its common stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MECH Financial, Inc.


Date:  8/5/98                       /s/ EDGAR C. GERWIG
       ------                       -------------------
                                    Chairman, President and Chief Executive
                                     Officer


Date:  8/5/98                       /s/ THOMAS M. WOOD
       ------                       ------------------
                                    Executive Vice President and Treasurer


Date:  8/5/98                       /s/ BRIAN A. ORENSTEIN
       ------                       ----------------------
                                    Senior Vice President and Controller