Form 10-Q
period 1998-09-30
MECH FINANCIAL INC
filed 1998-11-12
CIK 1051123

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended September 30, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from ________ to _______.


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

          Yes [X]                                               No [_]


                     Common Stock Par Value $.01 Per Share
               5,223,266 Outstanding (as of September 30, 1998)

                            Table of Contents
                            -----------------

Part I.  Item 1.  Financial Information                                                                       Page
             A.           Consolidated Statements of Condition as of September 30, 1998 and                     1
                               December 31, 1997

             B.           Consolidated Statements of Operations for the Three and Nine Month Periods            2
                               Ended September 30, 1998 and September 30, 1997

             C.           Consolidated Statements of Changes in Stockholders' Equity for the Nine               3
                               Month Periods Ended September 30, 1998 and September 30, 1997

             D.           Consolidated Statements of Cash Flows for the Nine Month Periods Ended                4
                               September 30, 1998 and September 30, 1997

             E.           Notes to Consolidated Financial Statements                                            6

Part I. Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                14

Part I. Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   26

Part II.  Other Information                                                                                    27

Signatures                                                                                                     28

Exhibit                                                                                                        29

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Condition (unaudited)

(dollars in thousands)                                                                  September 30, 1998         December 31, 1997
                                                                                     ------------------------    -------------------
                                  ASSETS

Cash and due from banks:
        Non-interest-bearing deposits and cash                                                   $ 17,194                $ 22,884
        Short-term investments                                                                      1,770                  10,140
                                                                                     ------------------------    -------------------
             Cash and cash equivalents                                                             18,964                  33,024

Investments:
        Available-for-sale, at market value                                                       174,106                 152,200
        Held-to-maturity (market value at September 30, 1998 - $104,803;                          103,707                  75,199
                                     at December 31, 1997 - $76,186)
Federal Home Loan Bank stock, at cost                                                               9,037                   6,450
Loans, net                                                                                        604,095                 571,112
Loans held-for-sale                                                                                     -                   1,922
Bank premises and equipment                                                                         4,737                   4,823
Investment in Real Estate Partnership                                                              13,751                  14,485
Accrued interest receivable                                                                         4,951                   4,347
Foreclosed real estate owned                                                                          479                   1,204
Cash surrender value life insurance                                                                16,667                  16,053
Goodwill                                                                                              781                       -
Other assets                                                                                        8,742                  11,552
                                                                                     ========================     ==================
                                                                                                $ 960,017               $ 892,371
                                                                                     ========================     ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Deposits                                                                                $ 690,655               $ 667,564
        Borrowings                                                                                167,527                 129,720
        Mortgage escrow                                                                             2,832                   1,388
        Other liabilities                                                                           4,581                   5,150
                                                                                     ------------------------     ------------------
             Total liabilities                                                                    865,595                 803,822
                                                                                     ------------------------     ------------------



Stockholders' Equity:
        Preferred stock - par value $.01; 1,000,000 shares                                              -                       -
             authorized, none issued
        Common stock - par value $.01; 15,000,000 shares                                               53                      53
             authorized; 5,295,266 issued at September 30, 1998 and
             5,293,266 issued at December 31, 1997
        Additional paid in capital                                                                 50,961                  50,927
        Retained earnings                                                                          43,648                  37,891
        Net unrealized gains on securities                                                            480                     398
        Less: Unallocated ESOP shares (72,000 shares)                                                (720)                   (720)
                                                                                     ------------------------     ------------------
             Total stockholders' equity                                                            94,422                  88,549
                                                                                     ========================     ==================
                                                                                                $ 960,017               $ 892,371
                                                                                     ========================     ==================

 The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands except for earnings per share)                For the three months ended       For the nine months ended
                                                           September 30,  September 30,     September 30,  September 30,
                                                               1998           1997              1998           1997
                                                           -------------  -------------     -------------  -------------
Interest income:
      Interest and fees on loans                              $11,870      $11,211             $35,490        $32,301

      Interest and dividends on investment securities:
              Interest on debt securities                       3,961        3,117              11,189          9,498
              Dividends on equity securities                      200           80                 546            227
                                                              -------      -------             -------        -------
                                                                4,161        3,197              11,735          9,725
      Other interest income                                       625           99               1,610            225

                                                              -------      -------             -------        -------
              Total interest income                            16,656       14,507              48,835         42,251
                                                              -------      -------             -------        -------

Interest expense:
      Interest on deposits:
              Savings deposits                                    786          896               2,195          2,723
              Time deposits                                     5,374        5,115              15,990         14,999
                                                              -------      -------             -------        -------
              Total interest on deposits                        6,160        6,011              18,185         17,722

      Interest on securities sold under agreements
       to repurchase                                                -            -                   -            243
      Interest on other borrowings                              2,429        1,183               7,110          2,291
                                                              -------      -------             -------        -------
              Total interest expense                            8,589        7,194              25,295         20,256
                                                              -------      -------             -------        -------
              Net interest income                               8,067        7,313              23,540         21,995
Provision for loan losses                                           -          600                 600          8,800
                                                              -------      -------             -------        -------
Net interest income after provision for loan losses             8,067        6,713              22,940         13,195
                                                              -------      -------             -------        -------
Other income:
      Service charges on deposit accounts                         673          569               1,902          1,701
      Investment brokerage services commissions                   576          648               1,871          2,542
      Loan servicing and other fees                               238          192                 728            594
      Appreciation of cash surrender value life insurance         235          189                 694            196
      Income from investment in Real Estate Partnership           150          136                 518            442
      Net gain on sales of loans                                    1           19                  46             26
      Net gain on sales of investment securities                    -            -                   4              2
      Other                                                       203          200                 821            865
                                                              -------      -------             -------        -------
              Total other income                                2,076        1,953               6,584          6,368
                                                              -------      -------             -------        -------
Other expenses:
      Salaries, commissions and employee benefits               2,987        2,994               9,216          9,254
      Occupancy                                                   856          801               2,426          2,398
      Data processing                                             303          259                 873            789
      Furniture and equipment                                     245          238                 719            715
      Advertising                                                 240          157                 696            623
      Legal and accounting                                        170          212                 498            696
      Communications                                              127          125                 384            377
      Operation of foreclosed real estate owned                   100           60                 282            317
      Write-downs and net losses on sale
           of foreclosed real estate owned                          -            -                  85            120
      Amortization of goodwill                                     29            -                  29              -
      Other                                                       799          719               2,447          2,215
                                                              -------      -------             -------        -------
              Total other expenses                              5,856        5,565              17,655         17,504
                                                              -------      -------             -------        -------
              Income before income taxes                        4,287        3,101              11,869          2,059
                                                              -------      -------             -------        -------

              Income tax expense (benefit)                      1,632        1,191               4,524         (9,014)
                                                              -------      -------             -------        -------

      Net income                                              $ 2,655      $ 1,910             $ 7,345        $11,073
                                                              =======      =======             =======        =======

Earnings per share:
       Basic                                                  $  0.51      $  0.37             $  1.41        $  2.13
       Diluted                                                $  0.50      $  0.36             $  1.38        $  2.12

Weighted average shares outstanding:
       Basic                                                    5,223        5,195               5,223          5,194
       Diluted                                                  5,303        5,268               5,335          5,220


The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc.and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

                                                        Additional                       Net Unrealized     Unallocated
                                          Common          Paid in         Retained       Gains (Losses)        ESOP
(in thousands)                             Stock          Capital         Earnings        on Securities       Shares
                                        ------------   --------------   -------------   ---------------     ------------
Balance at December 31, 1996                   $ 53         $ 50,611        $ 24,815              $ 321         $ (960)
     Net income                                   -                -          11,073                  -              -
     Change in net unrealized gains
       (losses) on securities                     -                -               -                475              -
     Exercised stock options                      -               57               -                  -              -
                                        ============   ==============   =============       ============    ===========
Balance at September 30, 1997                  $ 53         $ 50,668        $ 35,888              $ 796         $ (960)
                                        ============   ==============   =============       ============    ===========


Balance at December 31, 1997                   $ 53         $ 50,927        $ 37,891              $ 398         $ (720)
     Net income                                   -                -           7,345                  -              -
     Change in net unrealized gains
       (losses) on securities                     -                -               -                 82              -
     Exercised stock options                      -               34               -                  -              -
     Dividends on common stock
       ($0.30 per share declared)                 -                -          (1,588)                 -              -
                                        ============   ==============   =============       ============    ===========
 Balance at September 30, 1998                 $ 53         $ 50,961        $ 43,648              $ 480         $ (720)
                                        ============   ==============   =============       ============    ===========

 The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              FOR THE NINE MONTHS ENDED
(in thousands)                                                                         SEPTEMBER 30, 1998        SEPTEMBER 30,1997
                                                                                       ------------------      -------------------
Cash flows from operating activities:
     Net income                                                                        $            7,345      $     11,073
                                                                                       ------------------      -------------------
     Adjustments  to  reconcile   net  income  to  cash  provided  by  operating
         activities:
                Provision for loan losses                                                             600             8,800
                Depreciation and amortization                                                         726               709
                Amortization of investment security premiums/discounts, net                            77               119
                Deferred loan costs, net of amortization                                             (728)             (479)
                Net gain on sale of loans                                                             (46)              (26)
                Proceeds from loan sales                                                           14,388             2,791
                Originations of loans held for sale                                               (14,008)           (4,237)
                Loss on retirement of bank premises and equipment                                       5                 -
                Decrease (increase) in deferred tax assets                                          2,830           (10,666)
                Realized losses on available-for-sale securities                                        -                92
                Realized gains on available-for-sale securities                                        (4)              (94)
                (Increase) decrease in interest and dividend receivables                             (604)               67
                Income from investment in Real Estate Partnership                                    (518)             (442)
                Write-downs and net losses on sale of foreclosed real estate owned                     85               120
                Increase in cash surrender value life insurance                                      (614)          (14,719)
                Increase in other assets                                                             (833)             (509)
                (Decrease) increase in other liabilities                                             (569)            2,330
                                                                                       -------------------      -------------
                          Total adjustments                                                           787           (16,144)
                                                                                       -------------------      -------------
Net cash provided (used) by operating activities                                                    8,132            (5,071)
                                                                                       -------------------      -------------

Cash flows from investing activities:
     Proceeds from sale of available-for-sale securities                                           41,171            22,823
     Proceeds from principal payments on available-for-sale securities                             59,496            26,572
     Proceeds from principal payments on held-to-maturity securities                               19,085             2,132
     Proceeds from maturities and calls of available-for-sale securities                           18,847            11,500
     Proceeds from maturities and calls of held-to-maturity securities                             11,005                 -
     Purchases of available-for-sale securities                                                  (141,502)          (70,051)
     Purchases of held-to-maturity securities                                                     (58,475)                -
     Purchases of Federal Home Loan Bank stock                                                     (2,587)             (575)
     Net originations and purchases of loans                                                      (31,907)          (62,616)
     Decrease in investment in Real Estate Partnership                                              1,252               940
     Proceeds from sale of foreclosed real estate owned                                             1,280             1,201
     Purchases of bank premises and equipment                                                        (645)             (197)
                                                                                       -------------------      -------------
Net cash used in investing activities                                                             (82,980)          (68,271)
                                                                                       -------------------      -------------

Cash flows from financing activities:
     Net increase (decrease) in demand deposits, money market and savings accounts                 14,625           (15,264)
     Net increase in certificates of deposit                                                        8,466            11,214
     Net increase in mortgage escrow                                                                1,444               171
     Advances from FHLB                                                                           124,495           250,828
     Repayments of FHLB borrowings                                                                (86,688)         (176,828)
     Issuance of common stock                                                                          34                57
     Dividends paid                                                                                (1,588)                -
                                                                                       -------------------      -------------
Net cash provided by financing activities                                                          60,788            70,178
                                                                                       -------------------      -------------
Net decrease in cash and cash equivalents                                                         (14,060)           (3,164)
                                                                                       -------------------      -------------
Cash and cash equivalents at beginning of period                                                   33,024            30,006
                                                                                       -------------------      -------------
Cash and cash equivalents at end of period                                             $           18,964      $     26,842
                                                                                       ===================      =============

  The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            For the nine months ended
                                                                                 September 30, 1998           September 30, 1997
                                                                                -----------------------     ----------------------
(in thousands)
Non-cash investing and financing activities
     Change in net unrealized gain (loss) on securities available-for-sale       $     (33)                 $       679
     Change in net unrealized gain (loss) on securities held-to-maturity               146                           44
     Transfer of loans to foreclosed real estate owned                                 690                        2,311
Supplemental disclosures of cash flow information
     Income taxes paid                                                               2,609                          641


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

NOTE 2 - INVESTMENTS

The amortized cost and market values as of September 30, 1998 of available-for-sale securities were as follows:

                                                                         GROSS            GROSS        ESTIMATED
                                                       AMORTIZED      UNREALIZED       UNREALIZED        MARKET
                                                         COST            GAINS           LOSSES          VALUE
                                                     --------------  --------------   --------------  -------------
U. S. Government and agency securities                   $   4,994    $         85     $         14   $      5,065
Mortgage-backed securities                                 139,601           1,313               25        140,889
Debt securities issued by foreign governments                1,350               -                -          1,350
Corporate debt securities                                    5,996               -              135          5,861
Marketable equity securities                                 5,181              48              289          4,940
Mutual funds                                                15,973             105               77         16,001
                                                     ==============  ==============   ==============  =============
                                                         $ 173,095    $      1,551     $        540   $    174,106
                                                     ==============  ==============   ==============  =============

The amortized cost and market values as of December 31, 1997 of available-for-sale securities were as follows:

                                                                         GROSS            GROSS        ESTIMATED
                                                       AMORTIZED      UNREALIZED       UNREALIZED        MARKET
                                                         COST            GAINS           LOSSES          VALUE
                                                     --------------  --------------   --------------  -------------
U. S. Government and agency securities               $       2,996   $           1    $           -   $      2,997
Mortgage-backed securities                                 126,147           1,045                7        127,185
Debt securities issued by foreign governments                  350               -                -            350
Corporate debt securities                                      999               3                -          1,002
Marketable equity securities                                     3              20                -             23
Mutual funds                                                20,662              20               39         20,643
                                                     -------------   -------------    -------------   ------------
                                                     $     151,157   $       1,089    $          46   $    152,200
                                                     ==============  ==============   ==============  =============


The amortized cost and market values as of September 30, 1998 of held-to-maturity securities were as follows:

                                                                    GROSS           GROSS         ESTIMATED
                                                 AMORTIZED        UNREALIZED      UNREALIZED        MARKET
                                                    COST            GAINS           LOSSES          VALUE
                                               ---------------   -------------   -------------   -------------
U. S. Government and agency securities         $        22,995   $        273     $          -   $      23,268
Mortgage-backed securities                              79,712            872                9          80,575
Corporate debt securities                                1,000              -               40             960
                                               ---------------   ------------     ------------   -------------
                                               $       103,707   $      1,145     $         49   $     104,803
                                               ===============   =============   =============   =============

The amortized cost and market values as of December 31, 1997 of held-to-maturity securities were as follows:

                                                                    GROSS           GROSS         ESTIMATED
                                                 AMORTIZED        UNREALIZED      UNREALIZED        MARKET
                                                    COST            GAINS           LOSSES          VALUE
                                               ---------------   -------------   -------------   -------------
U. S. Government and agency securities         $        5,000    $          7    $          -    $      5,007
Mortgage-backed securities                             70,199             989               9          71,179
                                               --------------    ------------    ------------    ------------
                                               $       75,199    $        996    $          9    $     76,186
                                               ===============   =============   =============   =============

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:


                                             FOR THE NINE MONTHS ENDING
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                             1998                 1997
                                       -----------------    ------------------
Balance at beginning of year           $         14,031      $          7,983
Provision for loan losses                           600                 8,800
Loan charge-offs                                 (2,389)               (3,272)
Loan recoveries                                     430                   692
                                       =================    ==================
Balance                                $         12,672      $         14,203
                                       =================    ==================


NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:


                                           SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                         -----------------------     ---------------------
Non-accrual loans                        $                3,716      $              2,830
Accruing loans past due > 90 days                             -                         -
                                         -----------------------     ---------------------
     Total non-performing loans                           3,716                     2,830
Foreclosed real estate owned                                479                     1,204
                                         -----------------------     ---------------------
Total non-performing assets              $                4,195      $              4,034
                                         =======================     =====================

Non-performing assets as a
     percentage of total assets                            0.44%                     0.45%
                                         =======================     =====================
Non-performing assets as a
     percentage of gross loans and
     foreclosed real estate owned                          0.68%                     0.69%
                                         =======================     =====================
Allowance for loan losses
     as a percentage of
     non-performing loans                                341.01%                   495.80%
                                         =======================     =====================

NOTE 5 - BORROWINGS

Advances from the Federal Home Loan Bank of Boston ("FHLB") and the repayment schedule were as follows:

Borrowing

    MATURITY DATE          INTEREST RATE       SEPTEMBER 30, 1998        DECEMBER 31, 1997
----------------------    ----------------     --------------------    ----------------------
January 6, 1998                 5.59 %             $       -                   $ 16,000
October 1, 1998                 6.09                   6,062                          -
March 1, 1999                   6.35                       -                      5,000
July 1, 1999                    6.15                  13,000                     13,000
August 25, 1999                 6.00                   7,000                      7,000
October 20, 2000                6.21                  10,000                     10,000
October 20, 2000                6.24                  20,000                     20,000
November 30, 2000               6.61                       -                      8,000
February 27, 2001               5.71                   7,000                          -
December 15, 2001               5.95                  10,000                     10,000
November 7, 2002 *              5.71                  30,000                     30,000
March 12, 2003                  5.78                   8,745                          -
November 3, 2004 *              5.80                  10,000                     10,000
January 10, 2008 *              4.99                  15,000                          -
May 8, 2008 *                   5.52                  10,000                          -
June 4, 2008 *                  5.52                  10,000                          -
April 8, 2013 *                 5.49 %                10,000                          -
                                               -------------           ----------------
                                                   $ 166,807                  $ 129,000
                                               =============           ================

* initial call dates ranging from January 1999 to April 2003

During the first quarter of 1998, the Bank prepaid the $8,000 FHLB advance scheduled to mature November 30, 2000 that carried an interest rate of 6.61% thereby incurring a $192 prepayment penalty. The Bank prepaid this advance in anticipation of being able to extend its overall maturities of borrowings while reducing its weighted average interest cost of borrowings. On April 8, 1998, the Bank accomplished the objectives by taking out a $10,000 advance maturing in April 2013 carrying an interest rate of 5.49%. This advance is callable in April 2003 and on a quarterly basis thereafter. In addition, during the third quarter of 1998, the Bank prepaid the $5,000 FHLB advance scheduled to mature March 1, 1999 that carried an interest rate of 6.35% thereby incurring a $25 prepayment penalty. The Bank analyzes its borrowing portfolio on a regular basis through its asset/liability and investment committees.

The Bank has access to a pre-approved line of credit up to approximately $15,000 and the capacity to borrow in excess of 40% of the Bank's total assets. In accordance with an agreement with the FHLB, the Bank is required to maintain qualified collateral, as defined in the FHLB Statement of Credit Policy, free and clear of liens, pledges and encumbrances as collateral for the advances.

In addition, the Employee Stock Ownership Plan ("ESOP") borrowed $1,200 to purchase 120,000 shares of the Bank's stock for the ESOP in conjunction with the Bank's conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank, completed on June 25, 1996. The shares in the ESOP were converted into shares of MECH Financial, Inc. on January 1, 1998. At September 30, 1998 and December 31, 1997, this borrowing had an outstanding balance of $720. The loan's final principal payment is due on December 31, 2000. The loan carries an interest rate equal to the prime rate. The Bank has fully guaranteed this borrowing.

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

The weighted average shares outstanding totaled 5,223,266 and 5,195,327 for the quarters ended September 30, 1998 and 1997, respectively. The weighted average shares outstanding totaled 5,222,536 and 5,194,447 for the nine months ended September 30, 1998 and 1997, respectively. The effect of dilutive stock options was 116,170 and 72,576 shares for the quarters ended September 30, 1998 and 1997, respectively. The effect of dilutive stock options was 112,947 and 26,014 shares for the nine months ended September 30, 1998 and 1997, respectively.

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

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS No. 132") This statement revised employers' disclosure about pension and other post retirement benefits, however, it does not change the measurement or recognition of those plans. This statement standardized disclosure requirements to the extent practicable, requires additional information on changes in the benefits obligations and fair value of plans assets, and eliminates certain disclosure requirements of SFAS No. 87 "Employers Accounting for Pensions", SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions." This statement also permits reduced disclosure for nonpublic entities. SFAS No. 132 is effective for fiscal years beginning after December 31, 1997 and restatement of disclosures for earlier periods provided for comparative purposes is required unless the information for comparative purposes is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. The adoption of SFAS 132 is expected to expand the disclosures about pension plans for the Company.

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

This statement amends SFAS No. 52 "Foreign Currency Translation" and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". This statement superseded SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure Information about Financial Instruments with Off-balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

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

The components of comprehensive income for the three months ended September 30, 1998 and 1997 are as follows:

                                             FOR THE THREE MONTHS ENDED
                                      SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                      ------------------    ------------------
Comprehensive income:
  Net income                          $            2,655    $            1,910
  Net unrealized gains (losses)                     (137)                  199
   on securities
                                      ------------------    ------------------
  Comprehensive income                $            2,518    $            2,109
                                      ==================    ==================

The following table represents the components and the related tax effects allocated to other comprehensive income for the third quarter of 1998:

                                               BEFORE        TAX       NET OF
                                                TAX       (EXPENSE)     TAX
                                               AMOUNT      BENEFIT     AMOUNT
                                              ---------   ---------   --------
Net unrealized gains (losses) on               $ (271)     $  108      $ (163)
  securities arising during the period
Accretion of unrealized loss on securities
  transferred from available-for-sale to
  held-to-maturity                                 43         (17)         26
                                              ---------   ---------   --------
Net unrealized gains (losses) on securities   $  (228)    $    91     $  (137)
                                              =========   =========   ========

The following table represents components and the related tax effects allocated to other comprehensive income for the third quarter of 1997:

                                               BEFORE        TAX       NET OF
                                                TAX       (EXPENSE)     TAX
                                               AMOUNT      BENEFIT     AMOUNT
                                              ---------   ---------   --------
Net unrealized gains (losses) on               $  325      $  (136)    $  189
  securities arising during the period
Accretion of unrealized loss on securities
  transferred from available-for-sale to
  held-to-maturity                                 18           (8)        10
                                              ---------   ---------   --------
Net unrealized gains (losses) on securities   $   343     $   (144)   $   199
                                              =========   =========   ========

The components of comprehensive income for the nine months ended September 30, 1998 and 1997 are as follows:

                                             FOR THE NINE MONTHS ENDED
                                      SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                      ------------------    ------------------
Comprehensive income:
  Net income                          $            7,345    $           11,073
  Net unrealized gains (losses)
   on securities                                      82                   475
                                      ------------------    ------------------
  Comprehensive income                $            7,427    $           11,548
                                      ==================    ==================

The following table represents components and the related tax effects allocated to other comprehensive income for the nine months of 1998:

                                               BEFORE        TAX       NET OF
                                                TAX       (EXPENSE)     TAX
                                               AMOUNT      BENEFIT     AMOUNT
                                              ---------   ---------   --------
Net unrealized gains (losses) on securities    $   (27)    $    11     $  (16)
  arising during the period
Less: reclassification adjustment for
  gain realized in net income                        4          (2)         2
Adjustment to tax rate on prior periods'
  net unrealized gains on securities                 -          21         21
Accretion of unrealized loss on securities
  transferred from available-for-sale to
  held-to-maturity                                 145         (66)        79
                                              ---------   ---------   --------
Net unrealized gains (losses) on securities   $    114    $    (32)    $   82
                                              =========   =========   ========

The following table represents components and the related tax effects allocated to other comprehensive income for the first nine months of 1997:

                                               BEFORE        TAX       NET OF
                                                TAX       (EXPENSE)     TAX
                                               AMOUNT      BENEFIT     AMOUNT
                                              ---------   ---------   --------
Net unrealized gains (losses) on securities    $   774     $  (520)   $   254
  arising during the period
Less: reclassification adjustment for
  gain realized in net income                       94           -         94
Change in tax rate on prior periods'
  net unrealized gains on securities                 -         285        285
Accretion of unrealized loss on securities
  transferred from available-for-sale to
  held-to-maturity                                  44         (14)        30
                                              ---------   ---------   --------
Net unrealized gains (losses) on securities   $    724    $   (249)    $  475
                                              =========   =========   ========

During the first quarter of 1997, the Company reversed the tax expense associated with its unrealized net gain on securities due to its income tax position at that time. During the second quarter of 1997, the Company recognized a tax benefit of $10,330 primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections that indicated continued profitability, the Bank determined that it was more likely than not that it would realize its net deferred tax assets. As a consequence of this action, the Company began recording a tax asset/liability related to its unrealized gains and losses on securities in June 1997.

NOTE 9 - BRANCH PURCHASES

On March 18, 1998, the Bank announced the purchase of the East Hartford and West Hartford branches of Chase Manhattan Bank. The transaction was approved by state and federal agencies. The purchase included all retail and small business deposits totaling approximately $23,000 and loans totaling approximately $700 of the two branches. This purchase brings to 16 the number of full-service offices Mechanics Savings Bank has in Central Connecticut. Mechanics converted the two Chase Manhattan branches to Mechanics offices on July 11, 1998. Goodwill of $810 was recorded as a result of the purchase and is being amortized over seven years.

NOTE 10 - DIVIDENDS

On April 21, 1998, the Company declared its first quarterly dividend of $0.15 per share on its common stock. The dividend was paid on May 15, 1998 to shareholders of record on May 1, 1998.

On July 21, 1998, the Company declared a quarterly dividend of $0.15 per share on its common stock. The dividend was paid on August 17, 1998 to shareholders of record on August 3, 1998.

On October 20, 1998, the Company declared a quarterly dividend of $0.15 per share on its common stock. The dividend is payable on November 16, 1998 to shareholders of record on November 2, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the following discussions and analysis concerning future results, performance, expectations, or intentions are forward-looking statements. Actual results, performance, or developments may differ materially from forward-looking statements as a result of known or unknown risks, uncertainties and other factors. Discussion regarding Year 2000 issues necessarily involve uncertainties in terms of the future consequences to the Bank of failure of the Bank's suppliers, vendors and customers to effectively manage their computer issues regarding Year 2000.

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

The Company reported net income of $2.66 million for the third quarter ended September 30, 1998 compared to $1.91 million for the same period in 1997, representing a 39.0% increase. There was a $754,000 increase in net interest income, a $600,000 decrease in the provision for loan losses and a $123,000 increase in other income. During the nine months ended September 30, 1998 and 1997, the Company reported net income of $7.35 million and $11.07 million,
respectively.    Income before income taxes was $11.87 million for the first nine months of 1998 compared to $2.06 million for the same period in 1997. During the second quarter of 1997, the Bank recognized a tax benefit of $10.33 million primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections that indicated continued profitability, the Bank determined that it was more likely than not that it would realize its net deferred tax assets. Also, during the first nine months of 1997, the Bank recorded $8.80 million in provisions for loan losses compared to $600,000 during the same period in 1998.

FINANCIAL CONDITION

Total assets as of September 30, 1998 were $960.02 million representing an increase of $67.65 million or 7.6% from $892.37 million at December 31, 1997. The Company's Tier 1 leverage ratio was 9.71% at September 30, 1998 compared to 9.74% at December 31, 1997. The Company's total risk-based capital ratio was 16.71% at September 30, 1998 compared to 17.76% at December 31, 1997.

Cash and cash equivalents decreased $14.06 million or 42.6% from $33.02 million at December 31, 1997 to $18.96 million at September 30, 1998. The Company continues to efficiently manage cash and cash equivalents to balance the need for liquidity with the need for increased yields.

Investment securities increased $50.41 million or 22.2% from $227.40 million at December 31, 1997 to $277.81 million at September 30, 1998 primarily due to an increase in the mortgage-backed securities portfolio of $23.22 million and an increase in U.S. Government and agency securities of $20.06 million. The Company also diversified its portfolio with increases of $5.86 million in corporate debt securities and $4.92 million in marketable equity securities. Funds available for investment increased mainly due to increased Federal Home Loan Bank ("FHLB") borrowings and deposits. At September 30, 1998, the Company held $103.71 million in securities classified as held-to-maturity in accordance with Statement of

Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Due to increased FHLB borrowings, the Company was required to purchase additional shares of stock totaling $2.59 million from the FHLB during the first
nine months of 1998.   The Company believes that these shares provide above
average dividend yields for the risk characteristics of such investments.

Net loans increased $32.98 million or 5.8% from $571.11 million at December 31, 1997 to $604.09 million at September 30, 1998. The majority of the increase came from a $12.23 million increase in loans secured by commercial real estate, an $11.11 million increase in the installment loan portfolio and a $3.95 million increase in commercial and industrial loans. The allowance for loan losses totaled $12.67 million at September 30, 1998 compared to $14.03 million at December 31, 1997. Provisions for loan losses during the nine months ended September 30, 1998 totaled $600,000 and net charge-offs totaled $1.96 million. The allowance for loan losses as a percentage of non-performing loans was 495.80% and 341.01% at December 31, 1997 and September 30, 1998, respectively.

Foreclosed real estate owned decreased from $1.20 million at December 31, 1997 to $479,000 at September 30, 1998. The Company sold twenty-four properties totaling $1.17 million during the nine months ended September 30, 1998. Write-downs and net losses on sale of foreclosed real estate owned for the first nine months of 1998 totaled $85,000 compared to $120,000 for the same period in 1997.

Non-performing assets totaled $4.20 million at September 30, 1998 compared to $4.03 million at December 31, 1997. Charge-offs on non-performing loans and write-downs and net losses on sale of foreclosed real estate owned reduced non-performing assets by $2.39 million and $85,000, respectively. Sales of non-performing loans and foreclosed real estate owned accounted for an additional $3.44 million and $1.17 million of the reductions, respectively. There were other reductions of non-performing assets of $1.94 million due to payoffs,
payments and loans returning to accrual status.   These reductions were offset
by $9.20 million in additions to non-performing assets since December 31, 1997. Non-performing assets as a percentage of total assets was 0.45% at December 31, 1997 and 0.44% at September 30, 1998. Non-performing assets as a percentage of total loans and foreclosed real estate owned was 0.69% at December 31, 1997 and 0.68% at September 30, 1998.

Deposits increased 3.5% from $667.56 million at December 31, 1997 to $690.66 million at September 30, 1998. In July 1998, the Bank purchased two branches of Chase Manhattan Bank with deposits totaling approximately $23 million.

Borrowings from the FHLB increased $37.81 million from December 31, 1997 to September 30, 1998. These borrowings were mainly used to fund investments, commercial real estate mortgages and installment loans. The Company's $166.81 million of FHLB advances carry a weighted average rate of 5.57% and have a weighted average contractual maturity of 4.96 years. At December 31, 1997, FHLB advances totaled $129.0 million and carried a weighted average rate of 5.98% and a weighted average contractual maturity of 3.1 years. In addition, $85.0 million or 51% of the FHLB borrowings at September 30, 1998 were callable and had initial call dates ranging from January 1999 to April 2003. During the first quarter of 1998, the Bank prepaid an $8.0 million FHLB advance scheduled to mature November 30, 2000 that carried an interest rate of 6.61%, thereby incurring a $192,000 prepayment penalty. The Bank prepaid this advance in anticipation of being able to extend its overall maturities of borrowings while reducing its weighted average interest cost of borrowings. On April 8, 1998, the Bank accomplished the objectives by taking out a $10.0 million advance maturing in April 2013 carrying an interest rate of 5.49%. This advance is callable April 2003 and on a quarterly basis thereafter. In addition, during the third quarter of 1998, the Bank prepaid the $5.0 million advance scheduled to mature March 1, 1999 that carried an interest rate of 6.35% thereby incurring a $25,000 prepayment penalty. The Bank analyzes its borrowing portfolio on a regular basis through its asset/liability and investment committees.

LIQUIDITY

The Company's liquidity is dependent on dividends provided by the Bank. Connecticut banking laws limit the amount of annual dividends that the Bank may pay to an amount no greater than the Bank's net profit for the then current year, plus the Bank's retained net profit for the prior two years, unless specifically approved by the Banking Commissioner ("net profit" is defined as the remainder of all earnings from current operations). The Bank is also prohibited from paying a cash dividend if the effect thereof would reduce its capital accounts below minimum regulatory requirements or below the amount required to be maintained in the liquidation account.

The Bank manages its liquidity position to ensure that there is sufficient funding available at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The Bank monitors its liquidity in accordance with guidelines established under its asset/liability management policy and applicable regulatory requirements. On a monthly basis, management monitors the Bank's liquidity position by analyzing the amount of securities available for repurchase agreements, the Bank's borrowing capacity at the FHLB, the expected level of cash flows from loans and mortgage-backed securities, the expected prepayments from loans and mortgage-backed securities, and the Bank's levels of cash and short-term investments. At September 30, 1998, management believes its current liquidity level is sufficient to meet normal operating needs.

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

The Company models its forecasted balance sheet using interest rate ramps, shocks and a most likely interest rate scenario over a 24 month time horizon. In accordance with its funds management policy, the Company measures its interest rate sensitivity by ramping interest rates in one hundred basis point increments from -400 to +400 basis points from the current rate environment. From this 800 basis point grid, the asset/liability committee selects the most likely 400 basis point interest rate range based on the current interest rate environment, as well as other economic factors. The Company will accept equal to or less than a 10% change in net interest income over the next 12 months within the selected 400 basis point band. At September 30, 1998, the Company was within its policy guideline, and the Company believes its level of interest rate sensitivity was appropriate.

CAPITAL RESOURCES

At September 30, 1998, the Company's stockholders' equity totaled $94.42 million representing a 6.6% increase over the $88.55 million in capital at December 31, 1997. At September 30, 1998, the Company had a Tier 1 leverage capital ratio of 9.71% and a total risk-based capital ratio of 16.71%. The Company's Tier 1 leverage capital ratio was 9.74% and its total risk-based capital ratio was 17.76% at December 31, 1997.

As of December 31, 1997 and September 30, 1998, the Company meets all capital adequacy requirements to which it is subject and was classified, as of its most recent notification, as "well capitalized". The Company believes its current capital is adequate to support operations and anticipated future growth.

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

The Company has fully completed the awareness and assessment phases of its Y2K project. During the assessment period, the Company identified over 140 vendors/systems (both information technology ("IT") and non-IT) that would possibly need to be addressed concerning Y2K. Non-IT systems include equipment with embedded technology such as elevators, fire safety, ventilation and security systems. The Company received documentation from virtually all of these vendors, designating timeframes consistent with the Company's timetable for Y2K compliance. The Company maintains a Y2K inventory, which is updated regularly, monitoring vendor compliance levels.

The Company has no internally developed software, therefore no internal renovation has occurred. Renovation, the actual changing of computer code, is being monitored closely through regular vendor correspondence. At September 30, 1998, the Company estimates its vendors' software was 90% renovated.

The Company's core processing system is outsourced to Fiserv, Inc., based in Milwaukee, Wisconsin. Fiserv is a leading data processor for banks and services approximately 7,000 financial services providers worldwide. The Company maintains regular contact with Fiserv to ensure progress toward each stage of completing the Y2K compliance process. Fiserv stated that they completed the renovation of their system, and placed the system into production. Fiserv tested the system internally, and determined it to be Y2K compliant. The Company tested the system on a companywide basis in October 1998 and noted no significant issues pertaining to Y2K. The Company expects to test its core processing system again with a focus on multiple future date testing during May 1999.

The completion of the successful Fiserv test constitutes a large part of the Company's internal testing. The Company has also tested substantially all of its computer hardware, as well as many of its other IT and non-IT systems. The Company estimates its testing to be 60% complete after the Fiserv test.

The Company expects to be fully compliant with all of its IT and non-IT systems and vendors by June 30, 1999. The most reasonably likely worst case Y2K scenario would probably be a low priority vendor's software program's short term malfunction. The Company has developed contingency plans to address such a scenario. For a low priority vendor's software program malfunction, the Company may choose to purchase and implement a Y2K compliant product from another vendor, or await further renovation on the currently owned software; depending on the Company's evaluation of the vendor and the software's day-to-day criticality to the Company. In either case, the Company would attempt to use other existing Y2K compliant software in its place until the non-compliant software is successfully renovated or replaced.

The Company expects Y2K issues to have no material effects on results of operations, liquidity or financial condition. The Company expects that expenditures associated with the Y2K effort will not exceed $300,000 with approximately $100,000 spent to date. These costs will consist primarily of purchases of new equipment and software which will be depreciated over their respective useful lives.

The Company, in its attempt to mitigate risk in its commercial loan portfolio, will identify, evaluate and monitor the risks that Y2K poses on its "material" commercial borrowers. The Company has determined that a "material" commercial borrower is a borrower with a total relationship of $400,000 or more as well as any loan with a risk rating warranting further review. Upon completion, the Company will have reviewed over 75% (based on dollars) of its commercial portfolio. As of September 30, 1998, this review was approximately 85% complete. This review included loan document reviews and borrower interviews. The Company determined whether the borrower had a Y2K plan, whether the borrower had the necessary resources to implement its plan, as well as the borrowers' overall vulnerability to the Y2K issue. Based on the results of these reviews, the Company did not identify material exposure to the Y2K issue in its commercial loan portfolio at this time. The Company expects to follow up with its borrowers concerning Y2K during Spring 1999.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 1998 AND 1997

For the quarter ended September 30, 1998, the Company reported net income of $2.66 million or $0.50 per diluted share compared to $1.91 million or $0.36 per diluted share for the same period in 1997. Income before income taxes was $4.29 million for the third quarter of 1998 compared to $3.10 million for the third quarter in 1997. Comparing the third quarters, there was a $754,000 increase in net interest income, a $600,000 decrease in the provision for loan losses and a $123,000 increase in other income.

NET INTEREST INCOME

Net interest income totaled $8.07 million for the three months ended September 30, 1998 compared to $7.31 million for the same period in 1997, representing a $754,000 or 10.3% increase. The net interest margin decreased from 3.86% for the quarter ended September 30, 1997 to 3.58% for the same period in 1998. Average interest-earning assets increased $142.64 million while average interest-bearing liabilities increased $116.45 million. Average investment securities and net loans increased $80.70 million and $51.18 million, respectively. Mutual funds, U.S. government and agency securities and mortgage-backed securities were the main reasons for the increase in average investment securities. Average net loans increased primarily due to a $19.69 million increase in consumer loans, a $14.97 million increase in average commercial real estate mortgages and a $8.44 million increase in commercial and industrial loans. Average borrowings and certificates of deposit increased $84.13 million and $32.85 million, respectively, from quarter to quarter.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the quarters ended September 30, 1998 and 1997:

                                           AVERAGE BALANCE                   INCOME / EXPENSE                    YIELDS
                                   ------------------------------       -------------------------       ------------------------
                                     QUARTERS ENDED SEPT. 30              QUARTERS ENDED SEPT. 30,      QUARTERS ENDED SEPT.30,
(in thousands)                         1998              1997               1998          1997             1998           1997
                                   ------------      -----------        ----------     ----------       ----------    ----------
Loans, net                         $    591,066      $   539,889        $   11,870     $   11,211             7.97%         8.24%
Investment securities                   285,589          204,894             4,553          3,212             6.33          6.22
Short-term investments                   16,881            6,118               233             84             5.48          5.45
                                   ------------      -----------        ----------     ----------       ----------    ----------
  Total interest-earning assets         893,536          750,901            16,656         14,507             7.40          7.66
Other assets                             66,145           70,876
                                   ============      ===========
  Total assets                     $    959,681      $   821,777
                                   ============      ===========


Money market checking              $     37,987      $    34,222               116            100             1.21          1.16
Money market savings                     58,697           55,929               386            330             2.61          2.34
Savings and other                       109,127          116,178               416            583             1.51          1.99
Certificates of deposit                 412,835          379,989             5,242          4,998             5.04          5.22
                                   ------------      -----------        ----------     ----------       ----------    ----------
   Total deposits                       618,646          586,318             6,160          6,011             3.95          4.07
Borrowings                              164,013           79,887             2,429          1,183             5.88          5.88
                                   ------------      -----------        ----------     ----------       ----------    ----------
  Total interest-bearing funds          782,659          666,205             8,589          7,194             4.35          4.28

Demand deposits                          79,003           65,506
Other liabilities                         4,658            4,659
Capital                                  93,361           85,407
                                   ============      ===========
  Total liabilities and capital    $    959,681      $   821,777
                                   ============      ===========

Net interest income                                                     $    8,067     $    7,313
                                                                        ==========     ==========
Spread on interest-bearing funds                                                                              3.05%         3.38%
Net interest margin                                                                                           3.58%         3.86%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:

                                            QUARTERS ENDED SEPTEMBER 30, 1998 VERSUS 1997
                                                      CHANGE IN INTEREST DUE TO
                                  ------------------------------------------------------------------

(in thousands)                        VOLUME           RATE              VOL/RATE           NET
                                  --------------   -------------      -------------    -------------
Loans, net                          $     1,063     $      (369)       $       (35)     $       659
Investment securities                     1,265              55                 21            1,341
Short-term investments                      148               -                  1              149
                                  --------------   -------------      -------------    -------------
  Total                                   2,476            (314)               (13)           2,149
                                  --------------   -------------      -------------    -------------


Money market checking                        11               5                  -               16
Money market savings                         16              38                  2               56
Savings and other                           (35)           (140)                 8             (167)
Certificates of deposit                     432            (173)               (15)             244
Borrowings                                1,246               -                  -            1,246
                                  --------------   -------------      -------------    -------------
  Total                                   1,670            (270)                (5)           1,395
                                  --------------   -------------      -------------    -------------

Net change to interest income       $       806     $       (44)       $        (8)     $       754
                                  ==============   =============      =============    =============


INTEREST INCOME

Interest income increased $2.15 million or 14.8% due primarily to increased average volumes of investment securities and net loans of $80.70 million and $51.18 million, respectively. Overall average yields decreased from 7.66% for the third quarter of 1997 to 7.40% for the same period in 1998. This was primarily due to a 27 basis point decrease in the average yields for net loans which was partially offset by a 11 basis point increase in the average yields on investment securities.

INTEREST EXPENSE

Interest expense increased $1.40 million or 19.4% from the third quarter of 1997 to the same period in 1998. The increase was mainly due to higher average balances of borrowings and certificates of deposit. These increases were partially offset by lower cost of funds on certificates of deposit and savings accounts. Overall average rates increased from 4.28% for the third quarter of 1997 to 4.35% for the same period in 1998. The increase in average rates was mainly due to the increased usage of FHLB borrowings.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses during the third quarter of 1998 compared to $600,000 for the third quarter of 1997. The Company's percentage of allowance for loan losses to non-performing loans was 341.01% at September 30, 1998
compared to 495.80% at December 31, 1997.   The Company's allowance for loan
losses to gross loans was 2.40% at December 31, 1997 compared to 2.05% at September 30, 1998.

OTHER INCOME

The Company recorded $2.08 million in other income for the three months ended September 30, 1998 compared to $1.95 million for the same period in 1997. The following table shows the components of other income for the quarters ended September 30, 1998 and 1997:


(in thousands)                                                  QUARTERS ENDED SEPTEMBER 30,             $           %
                                                                 1998                 1997            CHANGE       CHANGE
                                                          -------------------  --------------------  ----------  -----------
Service charges on deposit accounts                       $              673   $               569   $     104         18.28 %
Investment brokerage services commissions                                576                   648         (72)       (11.11)
Loan servicing and other fees                                            238                   192          46         23.96
Appreciation of cash surrender value life insurance                      235                   189          46         24.34
Income from investment in Real Estate Partnership                        150                   136          14         10.29
Net gain on sales of loans                                                 1                    19         (18)       (94.74)
Other                                                                    203                   200           3          1.50
                                                          ===================  ====================  ==========
     Total other income                                   $            2,076   $             1,953   $     123          6.30 %
                                                          ===================  ====================  ==========  ===========

Service charges on deposit accounts increased mainly due to an increase in the rates charged for overdraft fees. Investment brokerage services commissions decreased primarily due to lower transactional and annuity sales in the third quarter of 1998.

OTHER EXPENSES

Other expenses totaled $5.86 million for the three months ended September 30, 1998 compared to $5.57 million for the same period in 1997. The following table details the significant components of other expenses for the periods presented:

(in thousands)                                            QUARTERS ENDED SEPTEMBER 30,          $              %
                                                            1998              1997            Change         Change
                                                       -------------      --------------    -----------    ----------
Salaries, commissions and employee benefits            $      2,987       $        2,994    $        (7)        (0.23)%
Occupancy                                                       856                  801             55          6.87
Data processing                                                 303                  259             44         16.99
Furniture and equipment                                         245                  238              7          2.94
Advertising                                                     240                  157             83         52.87
Legal and accounting                                            170                  212            (42)       (19.81)
Communications                                                  127                  125              2          1.60
Operation of foreclosed real estate owned                       100                   60             40         66.67
Amortization of goodwill                                         29                    -             29           n/a
Other                                                           799                  719             80         11.13
                                                      =============       ==============    ===========
         Total other expenses                          $      5,856       $        5,565    $       291          5.23%
                                                      =============       ==============    ===========    ==========

Occupancy increased mainly due to the acquisition of the two branches from Chase Manhattan Bank. Data processing increased mainly due to increases in fees from the Bank's core system third party provider as a result of two new branches and Year 2000 costs. Advertising increased mainly due to higher volumes of print and direct mail expenses. Operation of foreclosed real estate owned increased mainly due to higher costs associated with the commercial real estate. Amortization of goodwill is a result of the July 1998 purchase of the two branches from Chase Manhattan Bank. Other expenses increased due to higher expenses for security services, donations and seminars.

INCOME TAXES

During the third quarter of 1998, the Company recorded tax expense of $1.63 million compared to $1.19 million for the third quarter of 1997. The effective tax rates for the three months ended September 30, 1998 and 1997 were 38.1% and 38.4%, respectively.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

For the nine months ended September 30, 1998, the Company reported net income of $7.35 million or $1.38 per diluted share compared to $11.07 million or $2.12 per diluted share for the same period in 1997. The Company recognized a tax benefit of $9.01 million for the nine months ended September 30, 1997 primarily due to the second quarter of 1997 full reversal of its deferred tax asset valuation allowance. Also, during the first nine months of 1997, the Company recorded $8.80 million in provisions for loan losses compared to $600,000 for the same period in 1998.

NET INTEREST INCOME

Net interest income totaled $23.54 million for the nine months ended September 30, 1998 compared to $22.00 million for the same period in 1997, representing $1.54 or a 7.0% increase. The net interest margin decreased from 3.99% for the nine months ended September 30, 1997 to 3.62% for the same period in 1998. The decrease was primarily a result of an increased use of FHLB borrowings to fund loan and investment growth. Average interest-bearing assets increased $132.88 million while average interest-earning liabilities increased $125.48 million. Average net loans and investment securities were $62.30 million and $59.63 million higher for the nine months ended September 30, 1998 compared to the same period in 1997, respectively. Increases in average FHLB borrowings and certificates of deposit were the main reasons for the increases in interest-bearing liabilities.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the quarters ended September 30, 1998 and 1997:


                                           AVERAGE BALANCES                 INCOME/EXPENSE                   YIELDS
                                     ----------------------------    ---------------------------    ---------------------------
                                      NINE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
(in thousands)                           1998             1997          1998            1997            1998           1997
                                     -----------       ----------    ----------      -----------    ---------       -----------
Loans, net                           $  585,965        $ 523,669     $  35,490       $   32,301         8.10%           8.25%
Investment securities                   267,717          208,084        12,698            9,752         6.34            6.27
Short-term investments                   15,865            4,919           647              198         5.45            5.38
                                     -----------       ----------    ----------      -----------    ---------       --------
  Total interest-earning assets         869,547          736,672        48,835           42,251         7.51            7.67
Other assets                             68,155           55,248
                                     -----------       ----------
  Total assets                       $  937,702        $ 791,920
                                     ===========       ==========

Money market checking                $   36,789        $  34,526           333              307         1.21            1.19
Money market savings                     54,632           58,018         1,001            1,013         2.45            2.33
Savings and other                       110,560          118,500         1,252            1,765         1.51            1.99
Certificates of deposit                 406,416          374,143        15,599           14,637         5.13            5.23
                                     -----------       ----------    ----------      -----------    ---------       --------
    Total deposits                      608,397          585,187        18,185           17,722         4.00            4.05
Securities sold under
  agreements to repurchase                    -            5,974             -              243          n/a            5.44
Other borrowings                        161,126           52,883         7,110            2,291         5.90            5.79
                                     -----------       ----------    ----------      -----------    --------        --------
  Total interest-bearing funds          769,523          644,044        25,295           20,256         4.39            4.21

Demand deposits                          72,026           64,335
Other liabilities                         4,530            3,644
Capital                                  91,623           79,897
                                     -----------       ----------
  Total liabilities and capital      $  937,702        $ 791,920
                                     ===========       ==========

Net interest income                                                  $  23,540       $   21,995
                                                                     =========       ===========
Spread on interest-bearing funds                                                                        3.12%           3.46%
Net interest margin                                                                                     3.62%           3.99%


The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:

                                          NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS 1997
                                                      CHANGE IN INTEREST DUE TO
                                  ------------------------------------------------------------------

(in thousands)                       VOLUME            RATE             VOL/RATE           NET
                                  --------------   -------------      -------------    -------------
Loans, net                              $ 3,843          $ (584)             $ (70)         $ 3,189
Investment securities                     2,795             118                 33            2,946
Short-term investments                      441               3                  5              449
                                  --------------   -------------      -------------    -------------
  Total                                   7,079            (463)               (32)           6,584
                                  --------------   -------------      -------------    -------------

Money market checking                        20               6                  -               26
Money market savings                        (59)             50                 (3)             (12)
Savings and other                          (118)           (423)                28             (513)
Certificates of deposit                   1,263            (277)               (24)             962
Securities sold under
  agreements to repurchase                 (243)              -                  -             (243)
Other borrowings                          4,689              43                 87            4,819
                                  --------------   -------------      -------------    -------------
  Total                                   5,552            (601)                88            5,039
                                  --------------   -------------      -------------    -------------

Net change to interest income           $ 1,527           $ 138             $ (120)         $ 1,545
                                  ==============   =============      =============    =============

INTEREST INCOME

Interest income increased $6.58 million or 15.6% due primarily to average increased volumes of net loans and investment securities. These increases were partially offset by a 15 basis point decrease in the average yield on net loans. Overall average yields decreased from 7.67% for the nine months ended September 30, 1997 to 7.51% for the same period in 1998.

INTEREST EXPENSE

Interest income increased $5.04 million or 24.9% from the nine months of 1997 to the same period in 1998. The increase was due mainly to higher average balances of FHLB borrowings and certificates of deposit. These increases were partially offset by lower average volumes of securities sold under agreements to repurchase, savings accounts and money market savings. In addition, lower average cost of funds on savings accounts and certificates of deposit offset some of the increases. Overall rates increased from 4.21% for the nine months ended September 30, 1997 to 4.39% for the same period in 1998. The increase in average rates was mainly due to the increased usage of FHLB borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased from $8.80 million for the nine months ended September 30, 1997 to $600,000 for the same period in 1998. Although previously considered adequate, the Company further strengthened the allowance for loan losses during the second quarter of 1997 by adding $6.50 million in provisions for loan losses. During 1997, with intense competition in a continued sluggish Central Connecticut economy, management believed increasing the allowance for loan losses and the reserve coverage ratios while maintaining high credit quality were prudent strategies to implement.

The Company's percentage of allowance for loan losses to non-performing loans was 341.01% at September 30, 1998 and 495.80% at December 31, 1997. The allowance for loan losses as a percentage of gross loans was 2.05% at September 30, 1998 and 2.40% at December 31, 1997.

OTHER INCOME

The Company recorded $6.58 million in other income for the nine months ended September 30, 1998 compared to $6.37 million for the same period in 1997, representing an increase of 3.4%. The following table shows the components of other income for the nine months ended September 30, 1998 and 1997:

(in thousands)                                                 Nine months ended September 30,           $            %
                                                              1998                 1997              Change       Change
                                                          -------------       -------------       -----------   ----------
Service charges on deposit accounts                             $ 1,902              $ 1,701            $ 201        11.82%
Investment brokerage services commissions                         1,871                2,542             (671)      (26.40)
Loan servicing and other fees                                       728                  594              134        22.56
Appreciation of cash surrender value life insurance                 694                  196              498       254.08
Income from investment in Real Estate Partnership                   518                  442               76        17.19
Net gain on sales of loans                                           46                   26               20        76.92
Net gain on sales of investment securities                            4                    2                2       100.00
Other                                                               821                  865              (44)       (5.09)
                                                         --------------        -------------      -----------
                                                                $ 6,584              $ 6,368            $ 216         3.39%
                                                         ==============        =============      ===========   ==========

Service charges on deposit accounts increased mainly due to an increase in the fees on overdrafts. Investment brokerage services commissions decreased due primarily to lower annuity and transactional sales. During the first quarter of 1997, there was a one time $4.55 million annuity sale resulting in $237,000 in commissions. Appreciation of cash surrender value life insurance was higher since the majority of that asset was purchased during late June 1997. Income from the investment in Real Estate Partnership increased primarily due to higher rental income and lower repairs and maintenance expenses.

OTHER EXPENSES

Other expenses totaled $17.66 million for the nine months ended September 30, 1998 compared to $17.50 million for the same period in 1997. The following table details the significant components of other expenses for the periods presented:


(in thousands)                                        Nine months ended September 30,            $              %
                                                         1998                 1997             Change        Change
                                                    ----------------     ----------------    -----------    ----------
Salaries, commissions and employee benefits          $  9,216             $  9,254           $ (38)           (0.41)%
Occupancy                                               2,426                2,398              28             1.17
Data processing                                           873                  789              84            10.65
Furniture and equipment                                   719                  715               4             0.56
Advertising                                               696                  623              73            11.72
Legal and accounting                                      498                  696            (198)          (28.45)
Communications                                            384                  377               7             1.86
Operation of foreclosed real estate owned                 282                  317             (35)          (11.04)
Write-downs and net losses on sale
     of foreclosed real estate owned                       85                  120             (35)          (29.17)
Amortization of goodwill                                   29                    -              29              n/a
Other                                                   2,447                2,215             232            10.47
                                                    =========             ========          =======
         Total other expenses                        $ 17,655             $ 17,504           $ 151             0.86%
                                                    =========             ========          =======         =======

Data processing is higher due to higher expenses from the Bank's third party provider and in MIS. Advertising is higher due to increased marketing activity during 1998. Legal and accounting was lower due mainly to reduced legal expenses in the Bank's commercial loan work out area. Operation of foreclosed real estate owned expenses were lower due mainly to reduced expenses for one-to four-family properties. Other expenses increased due mainly to prepayment penalties of $217,000 associated with FHLB advances during the first and third quarters of 1998.

INCOME TAXES

During the nine months ended September 30, 1998, the Company recorded income tax expense of $4.52 million, representing a 38.1% effective tax rate. During the nine months ended September 30, 1997, the Bank recorded a $9.01 million tax benefit due primarily to the second quarter 1997 full reversal of its valuation allowance on its net deferred tax assets. Based on three consecutive prior quarters of income and projections that indicated continued profitability, the Bank determined that it was more likely than not that it would realize its net deferred tax assets.

PART I.  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's objective in managing interest rate risk is to produce a high and stable net interest margin in varying interest rate environments while maintaining the flexibility to take advantage of opportunities that may arise from the fluctuations of interest rates. The Bank's exposure to interest rate risk is managed strategically through the use of balance sheet simulation.

The Bank models its forecasted balance sheet using interest rate ramps, shocks and a most likely interest rate scenario over a 24 month time horizon. In accordance with its asset/liability policy, the Bank measures its interest rate sensitivity by ramping interest rates in one hundred basis point increments from -400 to +400 basis points from the current rate environment. From this 800 basis point grid, the asset/liability committee selects the most likely 400 basis point interest rate range based on the current interest rate environment, as well as other economic factors. The Bank's policy is to achieve equal to or less than a 10% change in net interest income over the next 12 months within the selected 400 basis point band. At September 30, 1998, the Bank was within its policy guideline, and the Bank believes its level of interest rate sensitivity was appropriate.

At September 30, 1998 based upon various earnings simulations, which include 100 basis point to 200 basis point increases and decreases in interest rates, management has projected the effect on net interest income for the next twelve months as follows:

                                              Effect on Net Interest Income
                                           ------------------------------------
                                               Shock               Ramp
(in thousands)                              Scenario (a)       Scenario (b)
                                          -----------------   ----------------
200 basis point increase in rates (c)         $ 2,111              $ 693
100 basis point increase in rates (d)           1,076                346
100 basis point decrease in rates (d)            (980)              (333)
200 basis point decrease in rates (c)          (1,560)              (626)

(a) Represents the dollar amount of change in net interest income caused by an instantaneous repricing of market interest rates.
(b) Represents the dollar amount of change in net interest income caused by a gradual repricing of market interest rates in equal monthly increments throughout the next twelve months.
(c) No adjustments are made to the Bank's passbook rates. Money market rates are shocked/ramped 50 basis points rather than 200 basis points.
(d) No adjustments are made to the Bank's passbook rates. Money market rates are shocked/ramped 25 basis points, rather than 100 basis points.

PART II. ITEM 1.  LEGAL PROCEEDINGS
none

PART II. ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS none

PART II. ITEM 3. DEFAULTS UPON SENIOR SECURITIES none

PART II ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS none

PART II ITEM 5.  OTHER INFORMATION
none


PART II  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    The following exhibit is included herein:
    27 - Financial Data Schedule


b)  Reports on Form 8-K:
    none

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MECH Financial, Inc.


Date:  11/6/98           /S/ EDGAR C. GERWIG
       -------           ----------------------
                         Chairman, President and Chief Executive Officer


Date:  11/6/98           /S/ THOMAS M. WOOD
       -------           ----------------------
                         Executive Vice President and Treasurer


Date:  11/6/98           /S/ BRIAN A. ORENSTEIN
       -------           ----------------------
                         Senior Vice President and Controller