Form 10-K
period 1998-12-31
MECH FINANCIAL INC
filed 1999-03-24
CIK 1051123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the Fiscal Year Ended December 31, 1998

                        Commission File Number 000-23557

                              MECH FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

          State of Connecticut                         06-1500984
    (State or other jurisdiction of       (I.R.S. employer Identification No.)
     incorporation or organization)

     100 Pearl Street, Hartford, CT                       06103
     (Address of principal office)                      (zip code)

           Registrant's Telephone including area code: (860) 293-4000

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                 Title of Class

  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 1999, the aggregate market value of the 4,991,565 shares of common stock of the registrant issued and outstanding on such date was $152 million . As of that same date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $148 million.

  The following document and information are incorporated by reference herein to the extent indicated under the appropriate item:

1. Management's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (hereinafter referred to as the "1999 Proxy Statement")

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
Part I

Item 1.   Business....................................................................    3
Item 2.   Properties..................................................................    9
Item 3.   Legal Proceedings...........................................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........................    9

Part II

Item 5.   Market for Common Equity and Related Shareholder Matters....................   10
Item 6.   Selected Consolidated Financial Data........................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations and Quantitative and Qualitative Disclosures about Market Risk...   14
Item 8.   Financial Statements and Supplementary Data.................................   40
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................................   75

Part III

Item 10.  Directors and Executive Officers of the Registrant..........................   75
Item 11.  Executive Compensation......................................................   75
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............   75
Item 13.  Certain Relationships and Related Transactions..............................   75

Part IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......................   76
          Signatures..................................................................   78

                                     PART I

Item 1. Business

 General

   MECH Financial, Inc., (the "Company"), a Connecticut corporation, is the bank holding company for Mechanics Savings Bank (the "Bank"), a wholly owned subsidiary. The Bank's shareholders approved the formation of the Company at a special meeting held on November 25, 1997. The Company was formed on January 1, 1998 to provide additional corporate structuring opportunities and powers to respond to the expanding needs of the Bank's customers and to the competitive conditions in the financial services industry.

   There were several significant initiatives the Company undertook in 1998. In May, the Company began paying a quarterly dividend. In July, the Bank purchased two branches from The Chase Manhattan Bank increasing its branch network from 14 to 16. The purchased branches are located in East Hartford and West Hartford, both within the Bank's existing Greater Hartford market area. The purchase included approximately $23 million in retail and small business deposits. In December, the Company announced the formation of a passive investment company called Mechanics Mortgage Company ("MMC"). This Bank subsidiary will allow the Company to take advantage of a recent change in the Connecticut tax statutes by exempting from the Connecticut Corporation Business Tax the income earned from the mortgages transferred from the Bank to MMC and the dividends paid by MMC to the Bank.

   The Bank is a state chartered capital stock savings bank, which operates 16 banking offices in Hartford County and offers a full range of banking services to individuals and corporate customers primarily located in Central Connecticut. The Bank was organized in 1861 and is the largest banking institution headquartered in the City of Hartford. The Bank completed its subscription and community offerings of common stock on June 25, 1996, thereby completing its conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank. The Bank sold the maximum number of shares offered in the conversion, as adjusted, issuing 5.29 million shares for total gross proceeds of $52.90 million.

   The Bank is a community bank with a broad range of products and services. The Bank's lending focus is on making commercial loans to small and medium sized businesses as well as originating residential mortgages and consumer loans. The Bank's results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Bank's results of operations also depend upon the commissions and fees earned from the Bank's investment brokerage program, as well as other banking fees which contribute to non-interest income. The Bank's operating expenses consist principally of employee compensation, occupancy expenses, data processing expenses and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, the real estate market, changes in interest rates, government policies and actions of regulatory authorities.

 Market Area and Competition

   The Bank has 16 retail banking offices, located in Hartford (3), and the Greater Hartford communities of West Hartford (4), Avon, Bloomfield, Windsor, Manchester, East Hartford (2), Glastonbury, Wethersfield and New Britain. All of the Bank's office facilities and its primary market area are located in Hartford County, Connecticut. According to the 1990 U.S. Census, the City of Hartford and Hartford County had populations of 139,739 and 851,738, respectively.

   Hartford County is located halfway, approximately two hours driving time, between Boston and New York City. The region serves as the governmental and financial center of the state. Hartford County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government and corporate offices, and retail. The City of Hartford is the hub of the region and is a major employment center. Hartford is best noted as the home office of several international and national insurance companies and manufacturing companies. Hartford County employers include Fortune 500 companies, regional banks and the State of Connecticut.

   Intense competition exists in all major lines of business in which the Bank is presently engaged. The Bank's market area contains a significant number of financial institutions, including commercial banks, thrift institutions, credit unions, insurance companies, mortgage brokers and brokerage firms. The Bank competes with a variety of other community banking institutions as well as regional, super-regional and also several money center institutions which have located branch offices in the Hartford County market. Many of the larger institutions offer a full array of consumer and business products, which compete directly with those products and services offered by the Bank. In addition, the community banks compete directly with the Bank by attempting to differentiate themselves from larger rivals in the same manner that the Bank does, namely through providing first class, personalized service.

 Lending Activities

   General. The Bank concentrates primarily upon its traditional residential mortgage, home equity and other consumer loan products, in addition to commercial loans that meet the needs of small- to medium-sized businesses. Commercial real estate lending is restricted to owner occupied business realty and non-speculative, already improved investor properties owned by creditworthy, substantive borrowers.

   One- to Four-Family Residential Lending. The Bank continues to focus on the origination of loans collateralized primarily by first mortgages on existing one- to four-family residences, offering a variety of fixed and adjustable rate mortgage loan products. At December 31, 1998, $423.31 million, or 64.0%, of the Bank's gross loan portfolio consisted of one- to four- family mortgage loans, substantially all of which are conventional loans (i.e., loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans Administration).

   The Bank actively solicits one- to four-family residential mortgage loan applications primarily through its branches, loan originators and correspondents. In addition, the Bank periodically conducts first-time home buyer seminars in an effort to increase residential loan originations. The Bank periodically purchases residential mortgage loans from correspondents.

   The Bank originates residential mortgage loans which qualify for sale to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank originates both fixed rate and adjustable rate mortgage loans with loan terms of between 10 and 30 years. One-year adjustable rate mortgage loans have interest rates that adjust annually based upon an index tied to the weekly average yield on U. S. Treasury securities, adjusted to a constant maturity of one year. These loans typically provide that the amount of any increase or decrease in the interest rate is limited to two percentage points per adjustment period and is limited to an aggregate of six percentage points by which the rate can increase or decrease over the life of the loan. In addition, the Bank offers a variety of other adjustable rate mortgage programs.

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

   At December 31, 1998, $216.80 million, or 51.2%, of the Bank's one- to four-family residential mortgage loan portfolio carried fixed interest rates. Although these loans generally provide for repayment of principal over a fixed period of 10 to 30 years, the Bank's experience, because of prepayments and due-on-sale clauses, is that such loans generally remain outstanding for a substantially shorter period of time. At December 31, 1998, $206.51 million or 48.8% of the Bank's residential mortgage portfolio carried adjustable interest rates.

   Adjustable rate loans tend to decrease the risks to the Bank's net interest income associated with changes in interest rates, but involve credit risk, primarily because if interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates. The Bank offers introductory rates on its one-year adjustable rate residential mortgage loans, which are lower than the fully indexed rate on adjustable rate loans but which are competitive with other lenders in the Bank's market. The Bank underwrites the ability of borrowers to service adjustable rate mortgage loans at interest rates higher than the introductory rates.

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

   The Bank's policy also requires that appraisals be performed in accordance with applicable federal and state laws and regulations. Borrowers must obtain hazard and flood insurance, when required, prior to closing. The Bank generally has required borrowers to pay funds, with each monthly payment of principal and interest, to a loan escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard, flood and mortgage insurance premiums as they become due.

   Multi-family, Commercial Real Estate, Land and Construction Lending. Multi-family, commercial real estate, land and construction lending to builders involves a higher degree of risk than one- to four-family residential lending. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate.

   Commercial construction loans are made only if the borrower also seeks and qualifies for a permanent loan from the Bank. The Bank's lending policy allows for permanent commercial real estate loans collateralized by multi-family properties and commercial real estate with a maximum loan-to-value ratio of 80%. The Bank typically offers maturities of 10 to 20 years and loan terms which provide for both variable and fixed interest rates. The Bank generally obtains personal guarantees from the principals of the borrowing entities. Appraisals of the property collateralizing such loans are made by independent licensed appraisers.

   At December 31, 1998, $16.06 million, or 2.43%, of the Bank's gross loan portfolio consisted of loans collateralized by multi-family properties. Multi-family loans are comprised primarily of loans collateralized by income producing properties with five or greater residential units.

   At December 31, 1998, $117.37 million, or 17.7%, of the Bank's gross loan portfolio consisted of loans collateralized by commercial real estate, of which $51.73 million was for professional office buildings, $28.59 million for retail stores, and $19.20 million for industrial/warehouse properties. The remaining balance consisted of loans collateralized by various commercial properties. Also at December 31, 1998, $4.48 million, or 0.7% of the Bank's gross loan portfolio, were construction and land loans, $1.12 million which were for construction of one- to four-family residential units and $3.36 million which were for construction of commercial properties.

   As of December 31, 1998, the Bank's largest loan outstanding was a $4.58 million performing commercial mortgage. The largest lending relationship aggregated $7.00 million, which was also performing.

   Commercial and Industrial Lending. The Bank has focused a major portion of its business development on small- to medium-sized businesses within the central Connecticut market. Such loans diversify the Bank's portfolio and reduce the Bank's interest rate risk by originating loans that adjust with changes in the prime rate. These loans typically generate fee income and often have compensating deposit balances.

   The Bank seeks to expand its current relationships with existing borrowers that have a superior reputation and a consistent history of profitability. The Bank also seeks to develop new relationships with creditworthy small- to medium-sized business customers in towns in which the Bank has branches and within certain contiguous communities.

   The Bank also cross sells depository, cash management and investment products. The Bank's loan policy generally discourages transactional lending. Potential customers include those customers that meet the Bank's risk tolerance levels by industry, collateral type and debt service capacity.

   At December 31, 1998, $41.52 million or 6.3% of the Bank's gross loan portfolio consisted of commercial and industrial loans. At that date, the Bank had outstanding unadvanced commitments on commercial lines of credit of $21.88 million.

   Home Equity Lending. Originations of home equity lines of credit increased during 1998, mainly due to increased marketing during the year. Gross new line approvals increased from $3.13 million in 1997 to $9.96 million in 1998. At December 31, 1998, the Bank had $14.34 million in approved home equity lines of credit with $6.73 million outstanding.

   The Bank offers amortizing second mortgage loans to enable homeowners to access equity in their home. The Bank offers repayment schedules of up to 20 years. The Bank's loan policy permits home equity and second mortgage loans up to 80% of the appraised value of the property collateralizing the loan, less any existing encumbrances. Appraisals on the property collateralizing the Bank's home equity and second mortgage loan products and lines are made by independent licensed appraisers or the Bank's licensed, in-house appraisal staff.

   Consumer Lending. The Bank offers an expanding variety of consumer loan products including both secured and unsecured loans. Interest rates are generally competitive to those in the Bank's market. At December 31, 1998, the Bank's consumer loans totaled $52.27 million or 7.9% of its gross loan portfolio. The Bank pursued consumer lending more actively in 1998 through various loan programs, and plans to continue to emphasize this expansion in 1999. New loan volume grew 39% from $29.14 million in 1997 to $40.53 million in 1998 which has accounted for an increase in outstanding loans of 51% at year end 1998. Management believes that prudent underwriting, higher interest rates and shorter maturities associated with this type of lending will complement both earnings and asset/liability management objectives.

   Residential Mortgage Loan Servicing. The Bank has historically serviced loans sold to other institutions as a means of maintaining customer relationships and generating fee income. These loans were originated by the Bank and sold to private banking institutions or FNMA or FHLMC. The Bank serviced 972 loans totaling $53.77 million as of December 31, 1998 compared to 1,024 loans totaling $53.39 million at December 31, 1997.

   Asset Quality. Asset quality is of significant importance to the Bank. All commercial loans are risk-rated at least annually by each loan officer and reviewed by either internal or external loan review personnel. A review group meets regularly to adopt action plans for all adversely graded loans and reviews monthly compliance with previously agreed upon remediation programs.

 Non-Performing, Delinquent and Classified Assets

   General. Non-performing assets totaled $3.85 million, or 0.38% of total assets, at December 31, 1998 compared to $4.03 million, or 0.45% of total assets, at December 31, 1997. At December 31, 1998, non-performing assets were comprised of $2.95 million of non-performing loans and $0.90 million of other real estate owned ("OREO").

   The Bank identifies certain Other Assets Especially Mentioned ("OAEM") that include performing loans which management believes exhibit a higher than normal degree of risk due to a variety of factors, such as geographic and industry related weaknesses, a downturn in operations in recent years, bankruptcy of a related company, or other loans from the same borrower that are classified as non-performing. The OAEM list included loans totaling $20.52 million at December 31, 1998, an increase of $3.11 million or 17.9% from $17.41 million at December 31, 1997.

   The Bank also maintains lists of adversely classified credits (substandard, doubtful or loss credits, referred to as the "Classified Asset Lists"). The Classified Asset Lists included loans totaling $4.73 million at December 31, 1998, a decrease of $6.43 million or 57.6% from $11.16 million at December 31, 1997. Of the loans on the Classified Asset Lists, non-performing loans totaled $2.95 million, at December 31, 1998, an increase of $0.12 million or 4.2% from $2.83 million at December 31, 1997.

   Non-Performing Assets. Management of the Bank regularly reviews delinquent loans, which are placed on non-accrual status when, in its judgment, management believes the probability of collection is uncertain. All loans 90 days or more past due as to interest or principal are placed on non-accrual status unless, in exceptional circumstances, the loan is both well collateralized and in the process of collection. At December 31, 1998, the Bank had no loans accruing interest which were 90 days or more past due.

   Allowance for Loan Losses. The Bank uses various guidelines for determining the allowance for loan losses. The Bank primarily relies on its internal risk rating system as a means to derive loan reserves through the application of loss experience ratios to individual risk rating categories. Management also analyzes peer industry data, historical charge-off information and market data to assess reserve adequacy. Management believes that the Bank's allowance for loan losses is adequate considering the inherent uncertainty in estimating loan losses.

   The Bank regards its allowance for loan losses as a reserve which is available to absorb losses from all types of loans. Various factors included in the Bank's determination of appropriate levels of the allowance for loan losses include the size and nature of troubled loans, collateral values, trends and credit concentrations within the portfolio, general delinquency levels, regional and national economic trends and regulatory policy.

 Investment Activities

   General. Under Connecticut law, the Bank has authority to purchase a wide range of investment securities. In accordance with federal banking laws, however, financial institutions such as the Bank may not engage in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation ("FDIC") has determined that the activity would pose no significant risk to the Bank Insurance Fund and the bank is in compliance with applicable capital standards.

   The Bank is engaged in the purchase and sale of mortgage-backed securities, U.S. Treasury securities and obligations of other U.S. government agencies. The Bank has not invested in derivative investments other than collateralized mortgage obligations which are either guaranteed by FNMA or FHLMC or are rated AAA by at least one nationally recognized rating agency. The Bank's investment policy contemplates investments by the Bank in U.S. Treasury securities, mortgage-backed securities, federal agency securities, corporate debt securities, stock in the Federal Home Loan Bank of Boston ("FHLB"), federal funds, common or preferred stock listed on a national securities exchange and shares of investment companies registered under the Investment Company Act of 1940.

   Mortgage-Backed Securities and Secondary Market Activities. Mortgage-backed securities increase the Bank's asset quality, are more liquid than individual mortgage loans, and may be more readily available to collateralize borrowings or other obligations of the Bank. Mortgage-backed securities owned by the Bank at December 31, 1998 had maturities of 1 to 30 years, although the Bank expects the average lives will be significantly shorter due to principal amortization and prepayments.

 Sources of Funds

   General. The principal sources of funds for the Company are proceeds from stock offerings and dividends from the Bank. The principal sources of funds for the Bank's activities are deposit accounts, amortization and prepayment of loans and mortgage-backed securities, borrowings from the FHLB and funds provided from operations. Loan repayments and funds provided from operations are relatively stable sources of funds, while deposit inflows and outflows are significantly influenced by prevailing interest rates, competition and general economic conditions.

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

   Borrowings. Although deposits are the Bank's primary source of funds, the Bank also utilizes borrowings from the FHLB. The Federal Home Loan Bank System functions in a reserve credit capacity for savings institutions and certain other home financing institutions. The Bank is required to own capital stock in the FHLB in order to access the System and is authorized to apply for advances collateralized by residential mortgages and other qualified collateral. The Bank has access to a pre-approved line of credit up to approximately $15 million and the capacity to borrow up to 40% of the Bank's total assets. In accordance with an agreement with the FHLB, the Bank is required to maintain qualified collateral, as defined in the FHLB Statement of Credit Policy, free and clear of liens, pledges and encumbrances as collateral for the advances.

 Retail, Non-Depository Products

   Mechanics Investment Services, Inc. ("MIS"). The Bank offers investment products and services to its customers through its wholly-owned subsidiary, MIS. The program, which began in 1986, has evolved from its original emphasis on transactional business to its current focus on relationship business including asset allocation accounts with so-called wrap fees. In 1996, the Bank hired additional staff and formed the subsidiary, MIS, with the intent of becoming its own broker/dealer in 1997. On July 2, 1997, MIS became licensed as a broker/dealer and registered investment advisor. MIS is regulated by the National Association of Security Dealers ("NASD") and is a member of the Security Investors Protection Corporation ("SIPC"). MIS offers a wide variety of investment products, including mutual funds, stocks and bonds as well as investment advisory services. MIS also offers fixed and variable annuity products and is licensed as an insurance agency in the State of Connecticut. MIS earns its commissions by selling investment products and by providing investment advisory services to its customers. Commissions, salaries and benefits expense related to this service approximated $1.76 million, $1.99 million, and $1.11 million in 1998, 1997 and 1996, respectively.

   Savings Bank Life Insurance. The Bank offers Savings Bank Life Insurance ("SBLI") to customers which includes insurance and annuity products. The Bank also offers mortgage life, disability and credit life insurance relating to loans as part of its SBLI business. During 1998, 1997 and 1996, the Bank had pre-tax income of $387,000, $317,000 and $284,000, respectively, from sales of SBLI insurance and SBLI annuities.

 Subsidiaries

   The Company has one subsidiary, Mechanics Savings Bank. The Bank has six wholly-owned subsidiaries, three of which facilitate the ownership, management and disposition of OREO (at December 31, 1998 these three subsidiaries owned no properties), one which owns a 50% interest in the Real Estate Partnership which owned the building that houses the Bank's headquarters, one formed in 1996
(MIS) to enable the Bank to serve its customers with a wholly-owned broker/dealer and one formed in 1998 (MMC) in order to take advantage of a recent change in the Connecticut tax statutes. On February 9, 1999, the Bank sold its interest in its headquarters building for $15.24 million in net proceeds and a gain of $2.10 million. Refer to Note 23 of the Consolidated Financial Statements.

 Employees

   The Bank had 216 full-time employees and 57 part-time employees as of December 31, 1998.

Item 2. Properties

   At December 31, 1998, the Bank had 16 banking offices, each of which is a full-service office. The following table lists information at December 31, 1998 for the properties of the Bank.


(Dollars in thousands)
                             Year   Office Area   Amount of Owned or   Lease
Location                    Opened by Square Feet Deposits   Leased  Expiration
--------                    ------ -------------- --------- -------- ----------
100 Pearl Street,
 Hartford, CT(a)..........   1861      6,156       $91,329   Lease      2003
202 Farmington Ave.,
 Hartford, CT.............   1951      5,200        16,032    Own       N/A
680 Park Street, Hartford,
 CT.......................   1957      5,400        25,072    Own       N/A
1126 New Britain Ave.,
 West Hartford, CT........   1961      4,300        91,942   Lease      2003
124 LaSalle Road, West
 Hartford, CT.............   1963      4,268        93,268    Own       N/A
722 North Main Street,
 West Hartford, CT........   1976      2,662        62,630   Lease      2005
927 Farmington Ave., West
 Hartford, CT.............   1998      2,436        15,341   Lease      2007
321 West Main Street,
 Avon, CT.................   1978      2,639        22,994   Lease      2003
275 Cottage Grove Road,
 Bloomfield, CT...........   1962      4,000        29,946   Lease      2002
1491 Silver Lane, East
 Hartford, CT.............   1975      2,288        39,584   Lease      2005
1065 Main Street, East
 Hartford, CT.............   1998      3,080         5,205   Lease      1999
156 Broad Street, Windsor,
 CT.......................   1961      3,000        58,008   Lease      2001
1063 Silas Deane Highway,
 Wethersfield, CT.........   1980      3,500        64,970   Lease      2004
341 Broad Street,
 Manchester, CT...........   1989      2,760        36,074   Lease      2003
446 South Main Street, New
 Britain, CT..............   1989      2,964        27,451   Lease      2004
2450 Main Street,
 Glastonbury, CT..........   1991      2,594        26,349   Lease      2003

--------
(a) In addition to the banking office at 100 Pearl Street, the Bank also maintains its headquarters and executive offices at that location, consisting of 41,714 square feet of office space on four floors leased from the Real Estate Partnership.

Item 3. Legal Proceedings

   The Company from time to time becomes involved in or is threatened with legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of matters pending or threatened will not individually or in the aggregate have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters.

   The common stock began trading on the National Association of Securities Dealers Automated Quotations System ("NASDAQ") National Market on June 25, 1996 under the symbol "MECH". The following table indicates the high and the low last sale prices of the Common Stock for the past two fiscal years, as reported by NASDAQ.

                                               Cash Dividend
      Quarter ended                            Declared ($)  High ($)    Low ($)
      -------------                            ------------- --------    -------
      March 31, 1997..........................      --          19         15 1/2
      June 30, 1997...........................      --          19          17
      September 30, 1997......................      --         26 1/4      18 7/8
      December 31, 1997.......................      --          28          24
      March 31, 1998..........................      --         30 1/2      24 1/8
      June 30, 1998...........................     0.15        31 1/2      27 7/8
      September 30, 1998......................     0.15        31 13/16    21 7/8
      December 31, 1998.......................     0.15         29         20 5/8

   As of December 31,1998 there were approximately 3,900 shareholders of record.

   The Company declared its first quarterly cash dividend of $0.15 per share to shareholders of record as of May 1, 1998 payable on May 15, 1998.

   Connecticut law generally provides that the Bank may pay cash dividends only if the amount does not exceed the Bank's net profits from that year combined with retained net profits from the previous two years. MECH Financial, Inc., cannot declare or pay a dividend if it were to reduce its capital below the amount required to be maintained by federal and state laws and regulations. The payment of dividends may be limited by other factors, including applicable regulatory capital requirements and enforcement by the federal bank regulatory agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits a depository institution from making any capital distribution (including the payment of a dividend) or paying any management fee to its holding company if any subsidiary depository institution would thereafter be undercapitalized.

ITEM 6. Selected Consolidated Financial Data

   The following tables set forth certain selected consolidated financial and other data of the Company at or for the dates indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                   As of or for the years ended December 31,
                                  --------------------------------------------
                                   1998     1997     1996      1995     1994
                                  -------  -------  -------  --------  -------
                                      (in thousands except per share data)
Statement of Operations:
Interest and dividend income..... $65,706  $57,315  $49,577  $ 47,540  $45,371
Interest expense.................  33,928   28,053   23,526    21,942   18,424
                                  -------  -------  -------  --------  -------
Net interest income..............  31,778   29,262   26,051    25,598   26,947
Provision for loan losses........     600    9,100    6,400    12,850    8,200
Other income:
  Service charges on deposit
   accounts and other............   4,933    3,927    3,348     2,784    2,935
  Investment brokerage services
   commissions...................   2,412    2,927    1,136     1,455    1,802
  Loan servicing and other fees..     630      600      595       735    1,042
  Income from investment in Real
   Estate Partnership............     606      579      272       504      558
  Net gains (losses) on sales of
   marketable equity securities..     (20)     --        61       140       17
  Net gains (losses) on sales of
   debt securities...............       4      209     (139)      222      170
  Net gains on sales of loans....      59       52       43        69    2,830
Other expenses:
  Operating expenses (a).........  23,379   22,642   19,999    20,572   20,365
  Operation of foreclosed real
   estate owned..................     372      425      600     1,167      459
  Write-down of investment in
   Real Estate Partnership.......     --       --       --      6,697      --
  Write-downs and net losses on
   sale of foreclosed real estate
   owned.........................      85      121    3,492     2,261    4,457
  Write-down of real estate
   agency subsidiary.............     --       --       --        700      --
                                  -------  -------  -------  --------  -------
Income (loss) before income
 taxes...........................  15,966    5,268      876   (12,740)   2,820
Income tax expense (benefit)
 (b).............................   7,270   (7,808)    (266)    1,540   (1,224)
                                  -------  -------  -------  --------  -------
Net income (loss)................ $ 8,696  $13,076  $ 1,142  $(14,280) $ 4,044
                                  =======  =======  =======  ========  =======
Diluted earnings and pro forma
 diluted earnings (loss) per
 share before income taxes (c)... $  2.99  $  1.00  $  0.17  $  (2.46) $  0.55
Diluted earnings and pro forma
 diluted earnings (loss) per
 share (c)....................... $  1.63  $  2.49  $  0.22  $  (2.76) $  0.78

                             As of or for the years ended December 31,
                           ---------------------------------------------------
                              1998       1997      1996      1995       1994
                           ----------  --------  --------  --------   --------
                                       (dollars in thousands)
Financial Condition:
Total assets.............  $1,019,369  $892,371  $746,685  $662,201   $684,219
Loans, net...............     651,858   571,112   494,291   517,789    536,868
Allowance for loan
 losses..................     (12,301)  (14,031)   (7,983)  (11,597)    (7,108)
Securities (d)...........     296,504   233,849   194,863    39,315     51,049
Deposits.................     706,195   667,564   655,043   620,802    621,063
Borrowings...............     210,225   129,720    11,960    11,000     21,000
Stockholders' equity.....  $   95,368  $ 88,549  $ 74,840  $ 23,726   $ 37,440
Non-performing loans
 (e).....................  $    2,949  $  2,830  $  7,856  $ 16,355   $ 12,099
Foreclosed real estate
 owned...................         902     1,204       679     5,393      7,845
Non-performing assets
 (f).....................  $    3,851  $  4,034  $  8,535  $ 21,748   $ 19,944
Performance Ratios:
Return (loss) on average
 total assets (g)........        0.92%     1.61%     0.16%    (2.14)%     0.58%
Return (loss) on average
 equity (g)..............        9.40     15.99      2.34    (39.13)     11.73
Interest rate spread
 (h).....................        3.10      3.38      3.63      4.03       4.20
Net interest margin (i)..        3.61      3.90      4.03      4.24       4.31
Efficiency ratio (j).....       57.87     60.29     63.76     65.29      56.10
Efficiency ratio with
 write-downs and OREO
 expenses (k)............       59.00%    61.74%    76.80%    99.65%     69.64%
Asset Quality Data:
Non-performing loans as a
 % of gross
 loans (e) (l)...........        0.44%     0.48%     1.56%     3.09%      2.23%
Non-performing assets as
 a % of gross loans and
 OREO (f)................        0.58      0.69      1.70      4.07       3.62
Non-performing assets as
 a % of total assets
 (f).....................        0.38      0.45      1.14      3.28       2.91
Allowance for loan losses
 as a % of gross loans
 (l)                             1.85      2.40      1.59      2.19       1.31
Allowance for loan losses
 as a % of non-performing
 loans (e)...............      417.12    495.80    101.62     70.91      58.75
Net charge-offs as a % of
 average gross
 loans (g)...............        0.38%     0.56%     1.99%     1.54%      1.48%
Capital Ratios:
Tier 1 leverage capital
 (m).....................        9.63%     9.74%    10.20%     3.57%      5.46%
Tier 1 risk-based capital
 (n).....................       14.49     16.49     18.28      5.65       8.06
Total risk-based capital
 (o).....................       15.75%    17.76%    19.54%     6.90%      9.31%
Other Selected Financial
 and Statistical Data:
Number of:
  Deposit accounts.......      69,385    67,751    68,212    67,125     66,975
  Bank offices...........          16        14        14        14         14
  Full-time staff........         216       202       192       203        246
Stockholders' equity to
 assets..................        9.36%     9.92%    10.02%     3.58%      5.47%
Cash dividends declared
 per share (p)...........  $     0.45  $    --   $    --        n/a        n/a
Dividend payout ratio....       27.11%      -- %      -- %      n/a        n/a

--------
a) Operating expenses exclude write-downs and operating expenses related to foreclosed real estate owned.
b) In 1994, a tax benefit of $1.50 million was recognized as management determined it was more likely than not that $1.50 million of deferred tax assets would be realized in the future. In 1995, based on then-current operating and asset quality trends, management recorded an additional deferred tax valuation reserve of $1.50 million thereby determining that as of December 31, 1995, it was more likely than not that the deferred tax asset would not be realized. In the second quarter of 1997, the Company recognized a tax benefit of $10.33 million primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections for the second half of 1997 and 1998 that indicated continued profitability, the Company determined that it was more likely than not that it would realize its net deferred tax assets. During 1998, the Company recorded $1.19 million in net tax expense due to the tax implications of the creation of Mechanics Mortgage Company, a passive investment company. This charge was the result of establishing a deferred tax asset valuation allowance against the Company's state deferred tax asset.
c) Diluted earnings and proforma diluted earnings (loss) per share is computed based upon the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the periods presented. Common stock equivalents consist of stock options. For earnings (loss) per share purposes, the common stock has been assumed to be outstanding for all periods presented.
d) Includes FHLB stock and excludes short-term investments classified as cash equivalents.
e) Non-performing loans are loans that are contractually past due in excess of 90 days or loans that are not 90 days past due but which the Company has decided to stop the accrual of interest based on management's assessment regarding the full collectibility of principal and interest. Troubled debt restructured loans which are performing in accordance with their restructured terms are not included in non-performing loans.
f) Non-performing assets are the combination of non-performing loans and foreclosed real estate owned.
g) Averages based on daily average balances.
h) Difference between the weighted average yield on loans, and the investment securities and short-term investments and the weighted average cost of funds.
i) Represents net interest income divided by average total interest-earning assets.
j) Represents operating expenses divided by the sum of net interest income and total other income.
k) Represents operating expenses, operation of foreclosed real estate owned, write-down of investment in Real Estate Partnership, write-downs and net losses on sale of foreclosed real estate owned and write-down of real estate agency subsidiary divided by the sum of net interest income and total other income.
l) Gross loans excludes loans held-for-sale.
m) The Tier 1 leverage capital ratio established by the Federal Reserve Board ("FRB") and the Federal Deposit Insurance Corporation ("FDIC") measures the ratio of Tier 1 capital to average quarterly total assets. Tier 1 capital is generally defined as common stock, additional paid in capital, surplus, retained earnings, adjustments for unrealized losses on equity securities classified as available-for-sale and unallocated Employee Stock Ownership Plan ("ESOP") shares. Tier 1 capital excludes goodwill and other intangibles.
n) The Tier 1 risk-based capital ratio established by the FRB and the FDIC measures the ratio of Tier 1 leverage capital to total "risk-weighted" assets. The Company's assets and certain off-balance sheet items are assigned to broad risk categories. Basically, the higher percentage of riskier assets an institution has, the more capital it must have to satisfy the risk-based guidelines; the lower the risk, the lower the required capital.
o) The total risk-based capital ratio established by the FRB and the FDIC is calculated as described in (n) above but allows the Company to include Tier II capital in addition to Tier 1 capital. Tier II capital generally consists of the general allowance for loan losses. The Company recorded the full amount of the general allowance for loan losses (1.25% of risk based assets) in Tier II capital for the years presented, in accordance with FDIC regulations. Not more than one-half of the capital used to calculate the total risk-based capital ratio may come from Tier II capital.
p) The Bank completed its subscription and community offering of common stock on June 25, 1996.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 General

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, which are included elsewhere herein.

  MECH Financial, Inc. has one subsidiary, Mechanics Savings Bank. The Bank is a state-chartered capital stock savings bank which operates 16 banking offices in Hartford County and offers a full range of banking services to individuals and corporate customers primarily located in Central Connecticut. The Bank was organized in 1861 and is the largest banking institution headquartered in the City of Hartford. The Bank completed its subscription and community offerings of common stock on June 25, 1996, thereby completing its conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank. The Bank sold the maximum number of shares offered in the conversion, as adjusted, issuing 5.29 million shares for total gross proceeds of $52.90 million.

  On November 25, 1997, the shareholders of the Bank approved the formation of a holding company, MECH Financial Inc. Effective January 1, 1998, the formation of MECH Financial, Inc. provides additional corporate structuring opportunities and powers to respond to the changing and expanding needs of the Bank's customers and to the competitive conditions in the financial services industry. The Board of Directors believes the formation of MECH Financial, Inc. will enhance the Bank's competitive position and result in greater long-term shareholder value.

  The Bank is a community bank with a broad range of products and services. The Bank's lending focus is on making commercial loans to small and medium-sized businesses as well as originating residential mortgages and consumer loans. The Bank's results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Bank may set aside a provision for loan losses, which has had a significant impact on its results of operations in recent years. The Bank's results of operations also depend upon the commissions and fees earned from the Bank's investment brokerage program, as well as other banking fees which contribute to non-interest income. The Bank's operating expenses consist principally of employee compensation, occupancy expenses, data processing expenses and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, the real estate market, changes in interest rates, government policies and actions of regulatory authorities.

  During 1997, MIS became a licensed broker/dealer and insurance agency in the State of Connecticut as well as a registered investment advisor. Effective January 1, 1999, the Bank funded a passive investment company, MMC, to take advantage of recent state legislation which is expected to reduce the Company's state tax liability.

 Overview

  The Company reported net income of $8.70 million for the year ended December 31, 1998 compared to $13.08 million for the year ended December 31, 1997. In the second quarter of 1997, the Company recognized a tax benefit of $10.33 million primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections for the second half of 1997 and for 1998 that indicated continued profitability, the Company determined that it was more likely than not that it would realize its net deferred tax assets. During 1998, the Company recorded a net tax expense of $1.19 million for the tax implications of the creation of MMC in January 1999.

  Net income before income taxes totaled $15.97 million for the year ended December 31, 1998 compared to $5.27 million for the year ended December 31, 1997. Provision for loan losses totaled $9.10 million in 1997 compared to $600,000 during 1998. In addition, net interest income increased 8.6% or $2.52 million from 1997 to 1998.

  During 1998, the Company increased its assets to $1,019.37 million or 14.2% over the $892.37 million at December 31, 1997. The increase in assets also reflects increased activity in lending and investing which was funded primarily with increased borrowings from the FHLB and deposit growth due in part to the purchase of two branches during 1998.

  Non-performing assets as a percentage of total assets was 0.38% at December 31, 1998 as compared to 0.45% at December 31, 1997. The Company's allowance for loan losses represented 339.24% of non-performing and restructured loans at December 31, 1998, compared to 351.65% at December 31, 1997.

 Financial Condition

  Total assets as of December 31, 1998 were $1,019.37 million, representing an increase of $127.00 million or 14.2% from $892.37 million at December 31, 1997. During the year, the Company emphasized increased lending and investing activities which resulted in increases in one- to four-family and commercial real estate mortgages, commercial and industrial and consumer loans and mortgage-backed securities. The major source of funding these increases was the expanded use of FHLB borrowings and increased deposits due in part to the purchase of two branches.

 Securities

  The securities portfolio consists primarily of U.S. Treasury and Government agency securities, mortgage-backed securities and mutual funds. There are no derivative instruments (other than collateralized mortgage obligations, the majority of which are guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, and the Federal Home Loan Mortgage Corporation), structured notes, inverse floating notes or interest or principal only strips in the Company's securities portfolio.

   The following table sets forth the composition of the Company's investment portfolios at the dates indicated:

                                                       At December 31,
                                               --------------------------------
                                                 1998        1997        1996
                                               -------- -------------- --------
                                                        (in thousands)
Securities held-to-maturity:
U.S. Treasury securities and other U.S.
 Government agencies.......................... $ 22,994    $  5,000    $  5,820
Corporate debt securities.....................    1,000         --          --
Mortgage-backed securities....................   56,312      70,199      37,398
                                               --------    --------    --------
  Total securities held-to-maturity, at
   amortized cost............................. $ 80,306    $ 75,199    $ 43,218
                                               ========    ========    ========

Securities available-for-sale:
U.S. Treasury securities and other U.S.
 Government agencies.......................... $  5,029    $  2,997    $ 14,487
Corporate debt securities.....................    5,912       1,002         --
Debt securities issued by foreign
 governments..................................      350         350         350
Mortgage-backed securities....................  175,266     127,185     132,196
Marketable equity securities..................    3,000          23          15
Mutual funds..................................   16,154      20,643         308
                                               --------    --------    --------
  Total securities available-for-sale, at fair
   value...................................... $205,711    $152,200    $147,356
                                               ========    ========    ========
FHLB stock.................................... $ 10,487    $  6,450    $  4,289
                                               ========    ========    ========

  Investment securities increased $58.62 million or 25.8% from $227.40 million at December 31, 1997 to $286.02 million at December 31, 1998 due primarily to a $34.19 million increase in the mortgage-backed securities portfolio and a $20.03 million increase in U.S. Treasury and other U.S. Government agency securities. Funds available for investment increased mainly from additional FHLB borrowings and increased deposits due in part to the purchase of two branches.

  Due to increased FHLB borrowings, the Company was required to purchase additional shares of stock totaling $4.04 million from the FHLB. The Company believes that these shares provide above average dividend yields for the risk characteristics of such investments.

  At December 31, 1998, the Company had a net unrealized gain of $444,000 included in its $205.71 million available-for-sale securities portfolio and a net unrealized gain of $567,000 on its $80.31 million held-to-maturity securities portfolio. Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily have a significant effect on future earnings.

  The following table sets forth the contractual maturities of investment securities (excluding equity securities and mutual funds) at December 31, 1998, and the weighted average yields of such securities. The weighted average yields are calculated based on the cost and the effective yields to maturity of each security.

                                                                Carrying Amount
                        --------------------------------------------------------------------------------------------------
                           Less than         After One               After Five              After
                            One Year     Through Five Years       Through Ten Years        Ten Years          Totals
                        ---------------- --------------------- ----------------------- ----------------- -----------------
                                Weighted            Weighted                  Weighted          Weighted          Weighted
                                Average              Average                  Average           Average           Average
                        Amount   Yield    Amount      Yield        Amount      Yield    Amount   Yield    Amount   Yield
                        ------- -------- ---------- ---------- -------------- -------- -------- -------- -------- --------
                                                               (in thousands)
Securities held-to-
 maturity:
U.S. Treasury and
 other U.S. Government
 agencies.............  $   --     --    $      --        --      $19,994       6.39%  $  3,000   6.75%  $ 22,994   6.44%
Mortgage-backed
 securities...........      --     --           --        --          --         --      56,312   6.69     56,312   6.69
Corporate debt
 securities...........      --     --           --        --          --         --       1,000   7.65      1,000   7.65
                        -------          ----------               -------              --------          --------
Total securities held-
 to-maturity..........  $   --     --    $      --        --      $19,994       6.39%  $ 60,312   6.71%  $ 80,306   6.63%
                        =======          ==========               =======              ========          ========
Securities available-
 for-sale:
U.S. Treasury and
 other U.S. Government
 agencies.............  $   --     --    $      --        --      $ 3,029       6.76%  $  2,000   5.07%  $  5,029   6.09%
Debt securities issued
 by foreign
 governments..........      250   8.00%         100      8.00%        --         --         --     --         350   8.00
Corporate debt
 securities...........    3,000   4.30          994      7.32         --         --       1,918   6.46      5,912   5.51
Mortgage-backed
 securities...........      --     --        12,578      6.81       5,374       6.52    157,314   6.61    175,266   6.62
                        -------          ----------               -------              --------          --------
Total securities
 available-for-sale...  $ 3,250   4.58%  $   13,672      6.85%    $ 8,403       6.61%  $161,232   6.59%  $186,557   6.57%
                        -------          ----------               -------              --------          --------
 Total................  $ 3,250   4.58%  $   13,672      6.85%    $28,397       6.45%  $221,544   6.62%  $266,863   6.59%
                        =======   ====   ==========   =======     =======       ====   ========   ====   ========   ====

   Refer to Note 4 of the consolidated financial statements for information related to unrealized gains and losses on the available-for-sale investment securities.

 Loans

   The following table details the composition of the loan portfolio as of the periods presented.

                                             At December 31,
                               ------------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
                                              (in thousands)
Real estate mortgages:
 One- to four-family.........  $423,308  $396,390  $341,372  $348,783  $355,510
 Multi-family................    16,056    13,497    14,187    19,803    23,364
 Commercial real estate......   117,373    99,252    95,923   111,836   118,048
 Construction and land
  development................     4,480     3,602     6,173     4,485     5,976
Commercial and industrial....    41,516    33,699    26,072    26,435    24,427
Home equity lines of credit..     6,736     3,003     2,302     2,237     3,914
Other consumer loans.........    52,269    34,620    15,818    15,135    12,312
                               --------  --------  --------  --------  --------
 Total loans, gross..........   661,738   584,063   501,847   528,714   543,551
Deferred loan origination
 costs, net..................     2,421     1,080       427       672       425
Allowance for loan losses....   (12,301)  (14,031)   (7,983)  (11,597)   (7,108)
                               --------  --------  --------  --------  --------
 Total loans, net............  $651,858  $571,112  $494,291  $517,789  $536,868
                               ========  ========  ========  ========  ========

   Gross loans increased $77.68 million or 13.3% from $584.06 million at December 31, 1997 to $661.74 million at December 31, 1998. The increase was due primarily to increases of $26.92 million of one- to four-family mortgages, $18.12 million of commercial real estate mortgages and $17.65 million of consumer loans due to increased origination activity which was partially offset by amortization and prepayments. The increased origination activity during 1998 was due mainly to increased marketing campaigns and the expansion of the network of automotive dealers offering the Company's lending programs as well as favorable market interest rate conditions. Loans held-for-sale decreased from $1.92 million at December 31, 1997 to $-0- at December 31, 1998 since the Company is now maintaining most originated loans for its own portfolio.

   The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Company's loan portfolio. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported in the maturing within one year category.

                                              After One    After Five
                                    Within     through      through     After
                           Amount  One Year   Five Years   Ten Years  Ten Years
                          -------- -------- -------------- ---------- ---------
                                            (in thousands)
Real estate mortgages:
  One- to four-family.... $423,308 $   572     $ 8,429      $ 38,573  $375,734
  Multi-family...........   16,056     --        1,619         3,181    11,256
  Commercial real
   estate................  117,373   3,546      20,444        51,600    41,783
  Construction and land
   development...........    4,480     184         396           --      3,900
Commercial and
 industrial..............   41,516  18,775      15,875         6,108       758
Home equity lines of
 credit..................    6,736     261         173         6,302       --
Other consumer loans.....   52,269   1,973      47,044         3,149       103
                          -------- -------     -------      --------  --------
  Total loans, gross..... $661,738 $25,311     $93,980      $108,913  $433,534
                          ======== =======     =======      ========  ========

   At December 31, 1998, $329.29 million of the Company's loans with contractual maturities after December 31, 1999 were fixed rate loans and $307.14 million had adjustable interest rates. The following table sets forth the dollar amount of all loans maturing after December 31, 1999 by fixed or adjustable interest rates.

                                                          Fixed   Adjustable
                                                         -------- ----------
                                                           (in thousands)
Real estate mortgages:
  One- to four-family................................... $207,499  $215,237
  Multi-family..........................................    7,666     8,390
  Commercial real estate................................   47,143    66,684
  Construction and land development.....................    3,345       951
Commercial and industrial...............................   13,387     9,354
Home equity lines of credit.............................      --      6,475
Other consumer loans....................................   50,251        45
                                                         --------  --------
  Total loans, gross.................................... $329,291  $307,136
                                                         ========  ========

   The allowance for loan losses totaled $12.30 million at December 31, 1998 compared to $14.03 million at December 31, 1997. Provisions for loan losses during 1998 totaled $600,000 and net charge-offs totaled $2.33 million. Provisions for loan losses during the year ended December 31, 1997 totaled $9.10 million and net charge-offs totaled $3.05 million. The allowance for loan losses as a percentage of non-performing loans decreased from 495.8% at December 31, 1997 to 417.1% at December 31, 1998.

   The following table sets forth an analysis of activity in the allowance for loan losses at and during the periods indicated.

                                At or for the years ended December 31,
                          -----------------------------------------------------
                            1998      1997         1996        1995      1994
                          --------  --------  -------------- --------  --------
                                              (in thousands)
Balance at beginning of
 period.................  $ 14,031  $  7,983     $ 11,597    $  7,108  $  7,324
Add:
  Provision charged to
   operations...........       600     9,100        6,400      12,850     8,200
  Recoveries............       516       960          430         744       448
Less:
  Charge-offs:
   Real estate
    mortgages:
    One- to four-
     family.............     2,132     1,840        2,966       1,829       620
    Multi-family........        71       694        1,677       2,083       629
    Commercial real
     estate.............        62       987        4,878       4,549     6,751
    Construction and
     land development...       --        --            15         --        283
   Consumer and
    commercial and
    industrial..........       581       491          908         644       581
                          --------  --------     --------    --------  --------
 Total charge-offs......     2,846     4,012       10,444       9,105     8,864
                          --------  --------     --------    --------  --------
Balance at end of
 period.................  $ 12,301  $ 14,031     $  7,983    $ 11,597  $  7,108
                          ========  ========     ========    ========  ========
Net charge-offs.........  $  2,330  $  3,052     $ 10,014    $  8,361  $  8,416
                          ========  ========     ========    ========  ========
Total loans, gross......  $661,738  $584,063     $501,847    $528,714  $543,551
                          ========  ========     ========    ========  ========
Net charge-offs to gross
 loans..................      0.35%     0.52%        2.00%       1.58%     1.55%

   The following table shows the allocation of the allowance for loan losses to various types of loans at December 31.

                                % of Loan           % of Loan          % of Loan           % of Loan          % of Loan
                                 Type to             Type to            Type to             Type to            Type to
                        1998   Total Loans  1997   Total Loans  1996  Total Loans  1995   Total Loans  1994  Total Loans
                       ------- ----------- ------- ----------- ------ ----------- ------- ----------- ------ -----------
                                                                (in thousands)
Real estate
 mortgages:
 One- to
  four-family........  $ 1,679    63.97%   $ 2,549    67.87%   $1,724    68.02%   $ 1,302    65.97%   $1,166    65.40%
 Multi-family........      435     2.42        399     2.31       592     2.83        806     3.75       511     4.30
 Commercial
  real estate........    2,661    17.74      2,397    16.99     2,935    19.11      2,114    21.15     1,955    21.72
 Construction and
  land development...       82     0.68         36     0.62       239     1.23         90     0.85       134     1.10
Commercial and
 industrial..........    1,262     6.27      1,085     5.77       848     5.20      3,397     5.00     1,418     4.49
Home equity lines of
 credit and consumer
 loans...............      365     8.92        423     6.44       395     3.61        366     3.28       288     2.99
Unallocated..........    5,817      n/a      7,142      n/a     1,250      n/a      3,522      n/a     1,636      n/a
                       -------   ------    -------   ------    ------   ------    -------   ------    ------   ------
 Total allowance for
  loan losses........  $12,301   100.00%   $14,031   100.00%   $7,983   100.00%   $11,597   100.00%   $7,108   100.00%
                       =======   ======    =======   ======    ======   ======    =======   ======    ======   ======

   The Company allocates the allowance for loan losses based on historic loss ratios for its one- to four-family mortgages, home equity lines of credit and consumer loans. The allocation for the remaining loans is done on a loan-by-loan basis. With intense competition in a continued sluggish Central Connecticut economy during 1997, management believed that increasing the allowance for loan losses and the reserve coverage ratios while maintaining high credit quality were prudent strategies to implement. Although improving, the Central Connecticut economy continued to lag both the New England and National economies. In addition, 83% of the Company's loans and commitments are collateralized by real estate in Connecticut. Management considers any allocation of the allowance to be subjective. Therefore, the entire allowance is available to absorb loan losses for any category of loans.

   Depending upon the Company's asset/liability position, the Company may sell fixed rate one- to four-family real estate mortgages on a servicing-retained basis. At December 31, 1998 and 1997, loans serviced for others totaled $53.77 million and $53.39 million, respectively.

   Adverse market interest rate changes, between the time the customer receives a rate-lock commitment and the time the fully-funded mortgage loan is sold to an investor, can erode the value of that mortgage. Therefore, the Company enters into forward sales contracts, generally for periods not exceeding ninety days, to mitigate the interest rate risk associated with the origination and sale of mortgage loans. The Company accepts credit risk in forward sales contracts to the extent of nonperformance by a counterparty, in which case the Company would be compelled to sell the mortgages to another party at the current market price. The credit exposure of forward sales contracts represents the aggregate value of contracts with a positive fair value. These credit exposures at both December 31, 1998 and December 31, 1997 were not significant. If the Company did not have sufficient loans to fulfill the contract, it would purchase mortgages from others at the prevailing market rates to satisfy the contracts. The cost of forward sales contracts, and any related gain or loss, are deferred and recognized when the mortgages are sold and were not material in 1998, 1997 and 1996.

 Non-Performing Assets

   The following table summarizes changes in non-performing assets during the periods presented.

                                                    For the years ended
                                                       December 31,
                                                  ---------------------------
                                                   1998      1997      1996
                                                  -------   -------   -------
                                                      (in thousands)
Balance, beginning of year......................  $ 4,034   $ 8,535   $21,748
Loans placed on non-accrual status..............   10,152    12,194    20,663
Payments on non-performing assets...............   (1,671)   (8,308)   (6,594)
Loans returned to accrual status................     (941)   (2,988)   (3,887)
Loans charged-off...............................   (2,846)   (3,052)  (10,014)
Sales of loans and foreclosed real estate
 owned..........................................   (4,792)   (2,226)   (9,889)
Write-downs and net losses on sale of foreclosed
 real estate owned..............................      (85)     (121)   (3,492)
                                                  -------   -------   -------
  Total reductions..............................  (10,335)  (16,695)  (33,876)
                                                  -------   -------   -------
Balance, end of year............................  $ 3,851   $ 4,034   $ 8,535
                                                  =======   =======   =======
Percent of total assets.........................     0.38 %    0.45 %    1.14 %

   The following table details the composition of non-performing assets and troubled debt restructuring as of the dates presented.

                                                    Foreclosed
                                     Accruing Loans    Real        Total         Troubled
                         Non-Accrual Past Due 90 or   Estate   Non-Performing      Debt
                            Loans      More Days      Owned        Assets     Restructurings
                         ----------- -------------- ---------- -------------- --------------
                                                   (in thousands)
December 31, 1998
Real estate mortgages:
 One- to four-family....   $ 1,810        $--         $  809      $ 2,619        $   --
 Multi-family...........       300         --            --           300            677
 Commercial real
  estate................       150         --             93          243            --
 Construction and land
  development...........       --          --            --           --             --
Commercial and
 industrial.............       469         --            --           469            --
Home equity lines of
 credit and consumer
 loans..................       220         --            --           220            --
                           -------        ----        ------      -------        -------
    Total...............   $ 2,949        $--         $  902      $ 3,851        $   677
                           =======        ====        ======      =======        =======
December 31, 1997
Real estate mortgages:
 One- to four-family....   $ 1,713        $--         $  828      $ 2,541        $   --
 Multi-family...........        78         --            --            78          1,160
 Commercial real
  estate................       681         --            164          845            --
 Construction and land
  development...........         2         --            212          214            --
Commercial and
 industrial.............       286         --            --           286            --
Home equity lines of
 credit and consumer
 loans..................        70         --            --            70            --
                           -------        ----        ------      -------        -------
    Total...............   $ 2,830        $--         $1,204      $ 4,034        $ 1,160
                           =======        ====        ======      =======        =======
December 31, 1996
Real estate mortgages:
 One- to four-family....   $ 3,636        $--         $  653      $ 4,289        $   178
 Multi-family...........       187         --            --           187          1,259
 Commercial real
  estate................     2,103         --            --         2,103          3,214
 Construction and land
  development...........       895         --             26          921            --
Commercial and
 industrial.............       887         --            --           887            --
Home equity lines of
 credit and consumer
 loans..................       148         --            --           148            --
                           -------        ----        ------      -------        -------
    Total...............   $ 7,856        $--         $  679      $ 8,535        $ 4,651
                           =======        ====        ======      =======        =======
December 31, 1995
Real estate mortgages:
 One- to four-family....   $ 3,304        $--         $  593      $ 3,897        $   340
 Multi-family...........       --          --            --           --           3,355
 Commercial real
  estate................    11,964         --          1,748       13,712          8,981
 Construction and land
  development...........       622         --          3,052        3,674          1,017
Commercial and
 industrial.............       431         --            --           431            554
Home equity lines of
 credit and consumer
 loans..................        34         --            --            34            --
                           -------        ----        ------      -------        -------
    Total...............   $16,355        $--         $5,393      $21,748        $14,247
                           =======        ====        ======      =======        =======
December 31, 1994
Real estate mortgages:
 One- to four-family....   $ 4,194        $144        $1,995      $ 6,333        $   326
 Multi-family...........       --          --            --           --           6,065
 Commercial real
  estate................     7,384         --          2,320        9,704          7,675
 Construction and land
  development...........       252         --          3,530        3,782          1,022
Commercial and
 industrial.............        57         --            --            57            800
Home equity lines of
 credit and consumer
 loans..................        68         --            --            68            --
                           -------        ----        ------      -------        -------
    Total...............   $11,955        $144        $7,845      $19,944        $15,888
                           =======        ====        ======      =======        =======

   The Company places a loan on non-accrual status when it is 90 days or more past due or based on management's assessment that the full collectibility of principal and interest is uncertain. Non-performing assets as a percentage of total assets decreased from 0.45% at December 31, 1997 to 0.38% at December 31, 1998. Non-performing assets as a percentage of total loans and foreclosed real estate owned decreased from 0.69% at December 31, 1997 to 0.58% at December 31, 1998. The Company also maintains lists of adversely classified credits (substandard, doubtful, or loss credits) as defined by the FDIC. The Classified Asset Lists included loans totaling $4.73 million at December 31, 1998, a decrease of $6.43 million or 57.6% from $11.16 million at December 31, 1997. Of the loans on the Classified Asset Lists, non-performing loans totaled $2.95 million, at December 31, 1998, an increase of $0.12 million or 4.2% from $2.83 million at December 31, 1997. The Company, through its workout department, pursues the resolution of all classified and/or non-performing assets through restructuring, credit modifications or collections. When these procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the collateral or to acquire it by deed in lieu of foreclosure.

   As part of its loan workout efforts, the Company periodically enters into troubled debt restructurings. As of December 31, 1998, 1997 and 1996, the Company had $677,000, $1.16 million and $4.65 million, respectively, in troubled debt restructurings. At December 31, 1998, interest rates on these restructurings were at 9.25%.

   The foregoing tables do not include OAEM loans. Although not impaired, OAEM loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position,
(ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These OAEM loans approximated $20.52 million at December 31, 1998 and $17.41 million at December 31, 1997. Properties collateralizing these loans are located in Connecticut, primarily in Hartford County, and consist primarily of commercial real estate mortgages. The above mentioned deficiencies have created some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes the reserves for these loans are adequate.

   Foreclosed real estate owned decreased from $1.20 million at December 31, 1997 to $902,000 at December 31, 1998. The Company foreclosed upon 23 properties totaling $1.28 million during 1998. The Company sold 28 properties totaling $1.35 million during the year ended December 31, 1998. Write-downs and net losses on sale of foreclosed real estate owned for the year ended December 31,1998 totaled $85,000 compared to $121,000 for the year ended December 31, 1997.

 Cash and Cash Equivalents

   Cash and cash equivalents decreased $11.03 million or 33.4% from $33.02 million at December 31, 1997 to $21.99 million at December 31, 1998. The Company's short-term investments decreased $8.72 million and its non-interest-bearing deposits and cash decreased $2.31 million from December 31, 1997 to December 31, 1998.

 Cash Surrender Value Life Insurance

   Cash surrender value life insurance totaled $16.87 million at December 31, 1998 compared to $16.05 million at December 31, 1997. During 1997, twenty policies were acquired on the lives of seven executive officers and six directors and are designed to recover the costs of the Company's Long Term Deferred Incentive Plan ("LTDIP") and Outside Director Deferred Compensation Plan ("DDCP"). The policy death benefit also will enable the Company to fund the death benefit provision of these benefit plans. The policies were paid with a single premium and have a combined death benefit of $41.3 million. Policy cash values earn interest at a current tax-free rate of between 5.4%--6.0% and policy mortality costs are charged against the cash value monthly. There are no loads or surrender charges associated with the policies.

 Other Assets

   Other assets decreased $4.20 million or 36.3% from $11.55 million at December 31, 1997 to $7.35 million at December 31, 1998 due primarily to a $4.15 million decrease in the Company's deferred tax asset. This decrease is due to both the income earned for the year and the valuation allowance established against the state deferred asset as a result of the creation of MMC which resulted in a net decrease of $1.19 million in the deferred tax asset. Income of this passive investment company subsidiary and its dividend to the parent are exempt from the Connecticut Corporation Business Tax. Due to the creation of this passive investment company, the Company no longer expects to recognize the state deferred asset.

   On February 9, 1999, the Bank sold its interest in its headquarters building for $15.24 million in net proceeds and a gain of $2.10 million. See Note 23 of the Consolidated Financial Statements.

 Deposits and Borrowings

   Deposits increased $38.63 million or 5.8% from $667.56 million at December 31, 1997 to $706.19 million at December 31, 1998. During 1998, the Bank purchased two branches of Chase Manhattan Bank with deposits totaling approximately $23 million. Demand deposits, money market accounts and certificates of deposit increased $17.12 million, $13.60 million and $10.02 million, respectively, from December 31, 1997 to December 31, 1998.

   The following table presents the amounts of certificates of deposit of the Company at December 31, 1998 maturing during the periods reflected below and the weighted average interest rates of such accounts.

                                                              Weighted Average
                                                      Amount   Interest Rate
                                                     -------- ----------------
                                                          (in thousands)
Certificates of deposit maturing during the 12
months ending:
 December 31, 1999.................................. $318,410       4.74%
 December 31, 2000..................................   60,566       5.50
 December 31, 2001..................................   10,929       5.67
 Thereafter.........................................   18,546       5.82
                                                     --------
Total............................................... $408,451       4.93%
                                                     ========      =====

   The following table presents the maturities of the Company's certificates of deposit in amounts of $100,000 or more at December 31, 1998 by time remaining to maturity.

                                                                     Maturing
                                                                  --------------
                                                                  (in thousands)
Three months or less.............................................    $42,102
Over three through six months....................................     14,332
Over six through twelve months...................................     10,796
Over twelve months...............................................     14,158
                                                                     -------
 Total...........................................................    $81,388
                                                                     =======

   Borrowings increased $80.51 million from December 31, 1997 to December 31, 1998 due to additional FHLB borrowings primarily to fund the increases in the loan and investment portfolios. At December 31, 1998, the FHLB borrowings had a weighted average rate of 5.38% and a weighted average remaining term of 5.2 years. During 1996, the Company financed the purchase of the Company's common stock for the ESOP. There were 48,000 and 72,000 unallocated ESOP shares at December 31, 1998 and December 31, 1997, respectively.

   During 1998, the Bank prepaid four FHLB advances totaling $33.00 million carrying a weighted average rate of 6.26% which resulted in $392,000 in prepayment penalties. The Bank is committed to borrow $10.00 million from the FHLB in March 1999 which carries an interest rate of 3.99% with an original maturity date of March 24, 2014. This advance is callable beginning in March 2000 and quarterly thereafter. In addition, the Bank is committed to borrow $20,000 from the FHLB in November 1999 with an interest rate of 5.12% and a scheduled maturity date of February 2000.

   The following table sets forth, at the dates indicated, information regarding the weighted average cost of funds and the highest and average month end balances of the Company's total borrowings.

                                                   Years ended December 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
                                                        (in thousands)
Weighted average interest rate of total
 borrowings......................................      5.39%     6.00%    5.00%
Highest outstanding balance of total borrowings..  $210,465  $129,960  $12,200
Average month end balance of total borrowings....  $168,202  $ 76,865  $11,680

 Liquidity

   The Company's liquidity is dependent on dividends provided by the Bank. Connecticut banking laws limit the amount of annual dividends that the Bank may pay to an amount no greater than the Bank's net profit for the current year, plus the Bank's retained net profit for the prior two years, unless specifically approved by the Banking Commissioner ("net profit" is defined as the remainder of all earnings from current operations). The Bank is also prohibited from paying a cash dividend if the effect thereof would reduce its capital accounts below minimum regulatory requirements or below the amount required to be maintained in the liquidation account.

   The Bank manages its liquidity position to ensure that there is sufficient funding available at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The primary sources of liquidity for the Bank are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

   The Company's most liquid assets are cash and cash equivalents, which include investments in liquid short-term instruments, such as federal funds sold. The level of these liquid assets is dependent upon the Company's operating, financing and investing activities during any given period. At December 31, 1998, the Company's primary liquidity, consisting of cash and federal funds sold, was $21.99 million, or 2.2% of total assets, compared to $33.02 million, or 3.7% of total assets, at December 31, 1997.

   The Bank monitors its liquidity in accordance with guidelines established under its asset/liability management policy and applicable regulatory requirements. Management believes its current liquidity level, which is within policy guidelines, is sufficient to meet normal operating needs. As part of its asset/liability management strategy as well as to meet unexpected demands, the Bank has available a line of credit with the FHLB. At December 31, 1998, the Bank had no borrowings under its line of credit. The Bank may borrow approximately $15 million under that line of credit. Additional borrowings may be made upon the pledge of additional qualifying collateral.

 Asset/Liability Management and Interest Rate Sensitivity

   The Company's objective in managing interest rate risk is to produce a high and stable net interest margin in varying interest rate environments while maintaining the flexibility to take advantage of opportunities that may arise from the fluctuations of interest rates. The Company's exposure to interest rate risk is managed strategically through the use of balance sheet simulation.

   The Company models its forecasted balance sheet using interest rate ramps, shocks and several interest rate scenarios over a 24-month time horizon. In accordance with its asset/liability policy, the Company measures its interest rate sensitivity by ramping interest rates in one hundred basis point increments from -400 to +400 basis points from the current rate environment. From this 800 basis point grid, the asset/liability committee selects the most likely 400 basis point interest rate range based on the current interest rate environment, as well as other economic factors. The Company's policy is to achieve equal to or less than a

10% change in net interest income over the next 12 months within the selected 400 basis point band. At December 31, 1998, the Company was within its policy guideline, and the Company believes its level of interest rate sensitivity was appropriate.

   The Company analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of gap analysis and balance sheet simulation. Interest rate risk arises from mismatches in the repricing of assets and liabilities within a given time period. Gap analysis is an approach used to quantify these differences.

   With a positive gap, in which interest-earning assets maturing or repricing exceed interest-bearing liabilities maturing or repricing within the same period, earnings will generally increase in a rising interest rate environment and decrease in a declining interest rate environment. Conversely, with a negative gap, in which interest-bearing liabilities maturing or repricing exceed interest-earning assets maturing or repricing within the same period, earnings will generally decrease in a rising interest rate environment and increase in a declining interest rate environment.

   While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a comprehensive view of interest rate sensitivity. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assumptions must be made to construct a gap table. Money market deposits, for example, which have no contractual maturity, are assigned a repricing interval of within one year. Management can influence the actual repricing of these deposits independent of the gap assumption. Third, the gap table represents a one-day position and cannot incorporate a changing mix of assets and liabilities over time as interest rates change. For those reasons, the Company primarily uses simulation techniques derived from interest rate risk management computer models, to analyze and project future net interest income streams, incorporating the current gap position, the forecasted balance sheet mix, and the anticipated spread relationships between market rates and Company products, under varying interest rate scenarios.

   The following table sets forth the Company's interest rate sensitivity position at December 31, 1998, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to repricing in future time periods. For purposes of this analysis, money market deposits have been presented in the within one year category and savings and other deposits have been presented in the one to five year category, although the interest rate elasticity of money market, savings and other deposits cannot be tied to any one time category. Non-accrual loans have been presented in the repricing over five years category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the repricing periods presented due to differences in the repricing elasticity relative to changes in the general level of interest rates. No assurance can be made that these assumptions will be indicative of future withdrawals of deposits or repayments.

                                                Repricing   Repricing   Repricing
                            Total    Percent of  Within      Within       Over
                            Amount     Total    One Year    1-5 Years    5 Years
                          ---------- ---------- ---------   ---------   ---------
                                            (in thousands)
Assets:
Securities..............  $  296,504    29.08%  $132,746    $132,722    $ 31,036
Short-term investments..       1,420     0.14      1,420         --          --
Loans, net..............     651,858    63.95    255,361     169,923     226,574
                          ----------   ------   --------    --------    --------
  Total rate sensitive
   assets...............     949,782    93.17    389,527     302,645     257,610
Other assets............      69,587     6.83
                          ----------   ------
  Total assets..........  $1,019,369   100.00%
                          ==========   ======

Liabilities and
 Stockholders' Equity:
Deposits:
  Savings and other.....  $  105,205    10.32%       --      105,205         --
  Money market..........     103,565    10.16    103,565         --          --
  Certificates of
   deposit..............     408,451    40.07    318,410      90,041         --
  Demand deposits.......      88,974     8.73        --          --       88,974
Borrowings:
  FHLB advances.........     209,745    20.58     57,000      70,745      82,000
  Other borrowings......         480     0.05        480         --          --
                          ----------   ------   --------    --------    --------
Total rate sensitive
 liabilities............     916,420    89.91    479,455     265,991     170,974
Other liabilities.......       7,581     0.74
Stockholders' equity....      95,368     9.35
                          ----------   ------
Total liabilities and
 equity.................  $1,019,369   100.00%
                          ==========   ======
Period repricing
 difference (gap).......                        $(89,928)   $ 36,654    $ 86,636
                                                ========    ========    ========
Cumulative repricing
 difference.............                        $(89,928)   $(53,274)   $ 33,362
Cumulative repricing
 difference to total
 assets.................                           (8.82)%     (5.23)%      3.27%

   At December 31, 1998, the Company was liability sensitive as measured by a negative cumulative one year gap of $89.93 million, or 8.82% of total assets. As a result according to the gap analysis, the Company's net interest income could be adversely affected by a sudden increase in interest rates.

   Based upon various earnings simulations, which include 100 basis point to 200 basis point increases and decreases in interest rates, management projected the effect on 1999 and 1998 net interest income as follows:

                          Effect on 1999 net interest income            Effect on 1998 net interest income
                           as projected on December 31, 1998             as projected on December 31, 1997
                          ----------------------------------            -----------------------------------
                                Shock               Ramp                     Shock                Ramp
                            Scenario (a)        Scenario (b)             Scenario (a)         Scenario (b)
                          --------------        ------------            --------------       --------------
                                                      (in thousands)
200 basis point increase
 in rates (c)...........     $    984            $       306            $       (324)        $        (99)
100 basis point increase
 in rates (d)...........          519                    156                      42                  (36)
100 basis point decrease
 in rates (d)...........         (450)                  (144)                   (256)                  32
200 basis point decrease
 in rates (c)...........         (553)                  (270)                   (478)                  58

--------
(a) Represents the dollar amount of change in net interest income caused by an instantaneous repricing of market interest rates.
(b) Represents the dollar amount of change in net interest income caused by a gradual repricing of market interest rates in equal monthly increments throughout the next year.
(c) No adjustments are made to the Company's passbook rates. Money market rates are shocked/ramped 50 basis points rather than 200 basis points.
(d) No adjustments are made to the Company's passbook rates. Money market rates are shocked/ramped 25 basis points, rather than 100 basis points.

   During 1998, the Company changed an assumption relating to the future pricing of its certificates of deposit accounts in its simulation model. The Company believes the assumption change forecasts future certificates of deposits rates in a more accurate manner. This assumption change affected the shock and ramp scenarios as shown above. Due to the inherent weaknesses of the gap analysis explained earlier, the Company uses simulation analysis for asset/liability management and interest rate sensitivity purposes.

   Net interest margin decreased from 3.90% in 1997 to 3.61% in 1998. Overall average yields decreased 18 basis points due mainly to lower average yields on the loan portfolio. In addition, the Company's overall cost of funds increased 10 basis points due mainly to increased borrowings from the FHLB.

   Management believes some of the potential effects of the Company's interest rate risk will be mitigated as essentially all of the Company's deposit base is composed of local retail deposit accounts which tend to be somewhat less sensitive to moderate interest fluctuations than other funding sources and, therefore, provide a reasonably stable and cost-effective source of funds. Managing these core deposits is a significant factor in determining the Company's ability to maintain its net interest margin in a changing interest rate environment. The entry of additional competitors into the Company's market area may create additional competitive pressures on the Company to raise rates on its deposit accounts, which may negatively affect the Company's net interest margin. The Company structures its loan and securities portfolio to provide for portfolio repricing consistent with its interest rate risk objectives.

 Capital Resources

   At December 31, 1998, stockholders' equity totaled $95.37 million, representing a 7.7% increase over the $88.55 million in capital at December 31, 1997. At December 31, 1998, the Company's Tier 1 leverage capital ratio was 9.63% and its total risk-based capital ratio was 15.75%. At December 31, 1997, the Company's Tier 1 leverage capital ratio was 9.74% and its total risk-based capital ratio was 17.76%. The Company was classified as "well capitalized" at December 31, 1998 and December 31, 1997.

   In order to address concerns arising out of an examination conducted by the FDIC as of August 30, 1993, the Bank entered into a Cease and Desist Order (the "Order") issued by the FDIC. The Order was issued on February 22, 1994 pursuant to a Stipulation with the Bank in which the Connecticut State Banking Department concurred. Effective June 25, 1996, Mechanics Savings Bank completed its subscription and community offerings of common stock and converted from a Connecticut-chartered mutual to a Connecticut-chartered capital stock savings bank. Shares totaling 5.29 million were sold at $10.00 per share. As a result, the Bank significantly increased its capital levels. On December 27, 1996, the FDIC removed the Order and the Bank was operating under a Memorandum of Understanding ("MOU"). Under this agreement, the Bank agreed to update its strategic plan and improve reporting systems relative to interest rate risk and problem asset identification. On September 30, 1997, the FDIC and the State Department of Banking terminated the MOU. Therefore, at December 31, 1998, the Bank is not operating under any regulatory enforcement action. The Bank believes its current capital is adequate to support operations and anticipated future growth.

   On January 20, 1999, the Company announced its adoption of a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/ or open market purchases. On February 23, 1999, the program was completed.

 Impact of Recent Accounting Pronouncements

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

 Impact of Inflation and Changing Prices

   The Company's consolidated financial statements and related notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Sharp decreases in real estate prices, as discussed previously, have resulted in significant loan losses and losses on foreclosed real estate owned in the past. Inflation, or disinflation, could significantly affect the Company's earnings in future periods.

 Recent Tax Legislation

   The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of Passive Investment Companies by financial institutions. This new legislation exempts Passive Investment Companies from state income taxation in Connecticut, as well as exempting from taxation the dividends paid from a Passive Investment Company to a related financial institution. The law permits the Bank to contribute certain mortgage assets to its Passive Investment Company so as to achieve the tax benefits. The Bank qualifies as a financial institution under the new statute and formed MMC, as a Passive Investment Company, in 1998. The legislation is effective for tax years beginning on or after January 1, 1999. The formation of MMC is expected to reduce the Company's state income tax expense. A deferred tax charge of $1.19 million was taken in the fourth quarter of 1998 in connection with the formation of MMC.

 Other Risks and Uncertainties

   The Company's financial performance is influenced significantly by interest rate movements. The Company has traditionally been able to retain its core depositors despite offering lower rates on deposits than some savings institutions in surrounding markets. However, in recent years, the Company has had to offer more competitive rates to retain core deposits, some of which have moved into higher cost time deposit accounts. In addition, the entry of additional competitors into the Company's market area may create additional competitive pressures on the Company to raise rates on its deposit accounts or accept lower yields on its loan products, which may negatively affect the Company's net interest margin in the future. While interest rate spreads remain high by historical measures, management believes it is likely that they will continue to narrow in the near future. The Company attempts to manage this interest rate risk by monitoring interest rate movements, making investments, and adjusting its deposit and asset pricing accordingly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Asset/Liability Management and Interest Rate Sensitivity."

   Intense competition exists in all major lines of business in which the Company is presently engaged. The City of Hartford and the surrounding communities in which the Company maintains branches constitutes the Company's principal market area. This market also includes numerous national, regional, and local financial institutions of various types. Competition for the Company, and the banking industry in general, has also increased dramatically from non-bank competitors such as mortgage and finance companies, insurance companies, mutual funds, and securities firms. Recent bank consolidations affecting the Company's market area have brought to the area new institutions against whom the Bank has not previously competed. This consolidation and expected future consolidation activity has and is expected to continue to produce a dynamic and challenging competitive environment for the Company. Economic conditions at the local and national levels, as well as government policies and regulations concerning, among other things, monetary and fiscal policies, significantly affect the operations of financial institutions such as the Company. In particular, local real estate values affect institutions like the Company, which have substantial amounts of loans collateralized by real estate. Excess real estate inventory, coupled with a previous general economic decline, adversely affected real estate markets in general and the Company's market area in particular in recent years and contributed to increases in the Company's non-performing assets during such years. Although Connecticut and Hartford County continue to reflect personal wealth characteristics above national averages, the economies of both continue to lag behind many areas of the country which have shown strong recoveries in recent years.

 Year 2000

   The following paragraphs include Year 2000 ("Y2K") readiness disclosures and forward-looking statements concerning the Company's efforts to prepare for potential problems related to the Year 2000 date change. The following paragraphs describe the Company's efforts and current expectations regarding the likely consequences to the Company of those efforts. The actual consequences may differ materially from the Company's current expectations due to circumstances beyond the Company's control (such as Y2K problems involving the Bank's vendors, customers or its customers' customers) or due to unanticipated problems with the Company's software vendors.

   MECH Financial, Inc. is committed to ensure that the Company will be well prepared to handle the date change which will occur at midnight on December 31, 1999. The Board of Directors has approved a plan for implementing and monitoring Y2K compliance. MECH Financial, Inc. has renovated all critical systems needing renovation and has testing of these systems well underway as of December 31, 1998. The Company expects all testing and implementation of critical systems to be completed by June 30, 1999.

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

   The Company has no internally developed software, therefore no internal renovation has occurred. Renovation, the actual changing of computer code, is being monitored closely through regular vendor correspondence. At December 31, 1998, the Company estimates its vendors' software was 90% renovated based on the vendors representations.

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

   The completion of the successful Fiserv test constitutes a large part of the Company's internal testing. The Company has also tested substantially all of its computer hardware, as well as many of its other IT and non-IT systems. The Company estimates its testing to be 65% complete at December 31, 1998.

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

   The Company expects Y2K issues to have no material effects on results of operations, liquidity or financial condition. The Company expects that expenditures associated with the Y2K effort will not exceed $350,000 with approximately $150,000 spent to date. These costs will consist primarily of purchases of new equipment and software which will be depreciated over their respective useful lives.

   The Company, in its attempt to mitigate risk in its commercial loan portfolio, will identify, evaluate and monitor the risks that Y2K poses on its "material" commercial borrowers. The Company has determined that a "material" commercial borrower is a borrower with a total relationship of $400,000 or more as well as any loan with a risk rating warranting further review. Upon completion, the Company will have reviewed over 75% (based on dollars outstanding) of its commercial portfolio. As of December 31, 1998, this review was approximately 85% complete. This review included loan document reviews and borrower interviews. The Company determined whether the borrower had a Y2K plan, whether the borrower had the necessary resources to implement its plan, as well as the borrowers' overall vulnerability to the Y2K issue. Based on the results of these reviews, the Company did not identify material exposure to the Y2K issue in its commercial loan portfolio at this time. The Company expects to follow up with its material commercial borrowers concerning Y2K during Spring 1999.

 Results of Operations

 For the year ended December 31, 1998 compared to the year ended December 31,
1997

   For the year ended December 31, 1998, the Company reported net income of $8.70 million or $1.63 per diluted share compared to $13.08 million or $2.49 per diluted share for the same period in 1997. The results in both years were effected by one time income tax events. In the second quarter of 1997, the Company recognized a tax benefit of $10.33 million primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections for the second half of 1997 and for 1998 that indicated continued profitability, the Company determined that it was more likely than not that it would realize its net deferred tax assets. During 1998, the Company recorded an additional $1.19 million in net tax expense due to the tax implications of the January 1, 1999 funding of Mechanics Mortgage Company, a passive investment company.

   The Company recorded $600,000 in provisions for loan losses during 1998 compared to $9.10 million during 1997. Also contributing to the 1998 results, was an 8.6% increase in net interest income as compared to the year ended December 31, 1997.

 Net Interest Income

   Net interest income totaled a record $31.78 million for the year ended December 31, 1998 compared to $29.26 million for the same period in 1997, representing a $2.52 million or 8.6% increase. The increase was primarily a result of a $130.76 million or 17.4% increase in average interest-earning assets. Average investment securities increased $62.59 million primarily due to increased investments in mortgage-backed securities and mutual funds. Average net loans increased $62.27 million due mainly to increased one- to four-family and commercial mortgages and consumer loans as a result of increased origination activity in excess of prepayments and amortization during 1998. Funding the increases in interest-earning assets, average balances of borrowings and certificates of deposit increased $99.72 million and $27.30 million, respectively. The net interest margin decreased from 3.90% for the year ended December 31, 1997 to 3.61% for the same period in 1998. The decrease was mainly due to a decrease in the average yields on loans and to the changed composition of interest-bearing liabilities which resulted in a higher overall average cost of funds by 10 basis points.

   The following table sets forth certain information relating to the Company's average interest-earning assets, interest-bearing liabilities and net interest income for the years ended December 31, 1998 and 1997. Non-accrual loans have been included in the appropriate average balance loan category but unpaid interest on non-accrual loans has not been included for purposes of determining interest income. For investment securities, the yield calculations are based on the average amortized cost. Included in loan interest income is $837,000 and $369,000 of amortization of net deferred costs for the years ended December 31, 1998 and 1997, respectively.

                                   Average Balance  Income/Expense    Yield
                                  ----------------- --------------- ----------
                                    1998     1997    1998    1997   1998  1997
                                  -------- -------- ------- ------- ----  ----
                                                (in thousands)
Loans, net......................  $594,997 $532,726 $47,758 $43,799 8.03% 8.22%
Investment securities...........   271,637  209,044  17,192  13,067 6.33  6.25
Short-term investments..........    14,154    8,261     756     449 5.34  5.44
                                  -------- -------- ------- -------
  Total interest-earning
   assets.......................   880,788  750,031  65,706  57,315 7.46  7.64
                                                    ------- -------
Other assets....................    67,853   59,978
                                  -------- --------
  Total assets..................  $948,641 $810,009
                                  ======== ========
Money market checking...........  $ 37,653 $ 34,306     435     408 1.16  1.19
Money market savings............    56,117   57,066   1,409   1,334 2.51  2.34
Savings and other...............   110,364  117,242   1,671   2,247 1.51  1.92
Certificates of deposit.........   406,305  379,006  20,684  19,854 5.09  5.24
                                  -------- -------- ------- -------
  Total interest-bearing
   deposits.....................   610,439  587,620  24,199  23,843 3.96  4.06
Securities sold under agreements
 to repurchase..................       --     4,468     --      243  n/a  5.44
Other borrowings................   166,894   67,177   9,729   3,967 5.83  5.91
                                  -------- -------- ------- -------
  Total interest-bearing
   liabilities..................   777,333  659,265  33,928  28,053 4.36  4.26
                                                    ------- -------
Demand deposits.................    74,111   64,921
Other liabilities...............     4,686    4,039
Stockholders' equity............    92,511   81,784
                                  -------- --------
  Total liabilities and equity..  $948,641 $810,009
                                  ======== ========
Net interest income.............                    $31,778 $29,262
                                                    ======= =======
Spread on interest-bearing
 funds..........................                                    3.10% 3.38%
Net interest margin.............                                    3.61% 3.90%

   The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated.

                             Years ended December 31, 1998 versus 1997
                                     Change in interest due to
                             ------------------------------------------------
                              Volume        Rate       Vol/Rate       Net
                             ----------- -----------  -----------------------
                                           (in thousands)
Loans, net..................     $5,120      $(1,039)      $(122)      $3,959
Investment securities.......      3,913          163          49        4,125
Short-term investments......        320           (8)         (5)         307
                             ----------  -----------   ---------   ----------
  Total.....................      9,353         (884)        (78)       8,391
                             ----------  -----------   ---------   ----------
Money market checking.......         40          (12)         (1)          27
Money market savings........        (22)          99          (2)          75
Savings and other...........       (132)        (472)         28         (576)
Certificates of deposit.....      1,430         (560)        (40)         830
Securities sold under
 agreements to repurchase...       (243)         --          --          (243)
Other borrowings............      5,889          (51)        (76)       5,762
                             ----------  -----------   ---------   ----------
  Total.....................      6,962         (996)        (91)       5,875
                             ----------  -----------   ---------   ----------
Net change to interest
 income.....................     $2,391  $       112   $      13       $2,516
                             ==========  ===========   =========   ==========

 Interest Income

   Interest income increased $8.39 million or 14.6% due primarily to increased average volume of investment securities and net loans of $62.59 million and $62.27 million, respectively, for the year ended December 31, 1998. Partially offsetting these increases, overall average yields decreased 18 basis points from 7.64% for the year ended December 31, 1997 to 7.46% for the year ended December 31, 1998. The decrease was mainly a result of a 19 basis point decrease in the average yields on loans as a result of the lower interest rate environment during 1998 compared to 1997.

 Interest Expense

   Interest expense increased $5.88 million or 20.9% for the year ended December 31, 1998 as compared to the same period in 1997. The increase was primarily due to an increase in average volume of borrowings and certificates of deposit of $99.72 million and $27.30 million, respectively. Overall, the average cost of funds increased to 4.36% for the year ended December 31, 1998 from 4.26% for the year ended December 31, 1997. This increase was mainly due to the shift in the composition of interest-bearing liabilities to higher cost FHLB borrowings.

 Provision And Allowance For Loan Losses

   The Company determines its allowance and provision for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews and credit risk ratings, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and rapidly changing. The review of the loan portfolio is a continuing process in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment, based upon an analysis of the above factors and considering recent charge-offs and delinquency activity, the allowance for loan losses at December 31, 1998 is adequate. Should the economic climate deteriorate, borrowers could experience difficulty in repaying their obligations, and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

   The provision for loan losses decreased from $9.10 million for the year ended December 31, 1997 to $600,000 for the same period in 1998. At December 31, 1998, the allowance for loan losses now represents 339.2% of non-performing and restructured loans compared to 351.7% at December 31, 1997. During 1997 with intense competition in a continued sluggish Central Connecticut economy, management believed increasing the allowance for loan losses and the reserve coverage ratios while maintaining high credit quality were prudent strategies to implement.

   The following table shows the activity in the Company's allowance for loan losses for the three years ended December 31.

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                          (in thousands)
Balance, beginning of year........................... $14,031  $ 7,983  $11,597
Provision for loan losses............................     600    9,100    6,400
Charge-offs..........................................  (2,846)  (4,012) (10,444)
Recoveries...........................................     516      960      430
                                                      -------  -------  -------
Balance, end of year................................. $12,301  $14,031  $ 7,983
                                                      =======  =======  =======
Ratio of allowance for loan losses:
  To non-performing loans............................  417.12%  495.80%  101.62%
  To total gross loans...............................    1.85%    2.40%    1.59%

   While all segments of the Company's loan portfolio are subject to continuous quality evaluation, a precise method for predicting loan losses does not exist. Many of the components of the evaluation require the exercise of management's judgment. While management believes that actions taken with respect to the provision and the allowance for loan losses have been adequate, there are many factors which may influence future provisions.

 Other Income

   The Company recorded $8.62 million in other income for the year ended December 31, 1998 compared to $8.29 million for the same period in 1997, representing a 4.0% increase. The following table shows the components of other income for the years ended December 31, 1998 and 1997.

                                                                 $       %
                                                 1998    1997  Change Change
                                                ------  ------ ------ -------
                                                       (in thousands)
Service charges on deposit accounts............ $2,621  $2,246  $375    16.70%
Investment brokerage services commissions......  2,412   2,927  (515)  (17.59)
Appreciation of cash surrender value life
 insurance.....................................    929     421   508   120.67
Loan servicing and other fees..................    630     600    30     5.00
Income from investment in Real Estate
 Partnership...................................    606     579    27     4.66
Net (loss) gain on sales of investment
 securities....................................    (16)    209  (225) (107.66)
Other..........................................  1,442   1,312   130     9.91
                                                ------  ------  ----
  Total other income........................... $8,624  $8,294  $330     3.98%
                                                ======  ======  ====  =======

   Service charges increased mainly due to higher overdraft fees. Investment brokerage services commissions decreased primarily due to lower annuity and transactional sales. During 1997, the Company invested in universal cash surrender value life insurance to recover costs of the Company's LTDIP and DDCP. Appreciation of cash surrender value life insurance was higher in 1998 since the majority of that asset was purchased during June 1997. During 1998, the Company reported gross losses of $20,000 on the sale of equity securities and gross gains of $4,000 from the sale of mortgage-backed securities. During 1997, the Company reported gross gains and gross losses on the sale of mortgage-backed securities of $301,000 and $92,000, respectively.

 Other Expenses

   Other expenses totaled $23.84 million for the year ended December 31, 1998, compared to $23.19 million for the same period in 1997, representing a 2.8% increase. The following table shows the components of other expenses for the years ended December 31, 1998 and 1997.

                                                                 $       %
                                                1998    1997   Change  Change
                                               ------- ------- ------  ------
                                                      (in thousands)
Salaries, commissions and employee benefits... $12,335 $12,172 $ 163     1.34%
Occupancy.....................................   3,238   3,196    42     1.31
Data processing...............................   1,194   1,083   111    10.25
Furniture and equipment.......................   1,012     953    59     6.19
Advertising...................................     840     835     5     0.60
Legal and accounting..........................     708     880  (172)  (19.55)
Communications................................     519     502    17     3.39
Operation of foreclosed real estate owned.....     372     425   (53)  (12.47)
Write-downs and net losses on sale of
 foreclosed real estate owned.................      85     121   (36)  (29.75)
FDIC insurance................................      81     270  (189)  (70.00)
Amortization of goodwill......................      58     --     58      n/a
Other.........................................   3,394   2,751   643    23.37
                                               ------- ------- -----
  Total other expenses........................ $23,836 $23,188 $ 648     2.79%
                                               ======= ======= =====   ======

   Salaries, commissions and benefits were higher due mainly to increased costs for the Company's ESOP. Data processing increased mainly due to the purchase of the two branches from Chase Manhattan Bank and Year 2000 costs. Legal and accounting fees were lower mainly due to reduced legal expenses in the commercial loan work-out area. Due to the Company's improved capital position and classification, FDIC insurance premiums were lower. The 1998 expense for goodwill relates to the purchase of the two branches. During 1998, the Company recorded $818,000 of goodwill which is being amortized over seven years. Other expenses increased 23.4% mainly due to $392,000 in penalties from the FHLB for prepaying $33.00 million in advances that carried a weighted average rate of 6.26%.

 Income Taxes

   The Company recognized income tax expense of $7.27 million for the year ended December 31, 1998 compared to an income tax benefit of $7.81 million for the year ended December 31, 1997. Both years results include one time tax events. During 1998, the Company recorded $1.19 million in net tax expense due to the tax implications of the January 1, 1999 creation of MMC, a passive investment company. Income of this passive investment company subsidiary and its dividends to the parent are exempt from the Connecticut Corporation Business Tax. Due to the creation of the passive investment company, the Company no longer expects to recognize its previously recorded state deferred tax asset.

   During 1997, the Company recorded a tax benefit of $10.33 million and fully reversed its valuation allowance on its net deferred tax assets. Based on three consecutive prior quarters of income and projections for the second half of 1997 and for 1998 that indicated continued profitability, the Company determined that it was more likely than not that it would realize its net deferred tax assets.

 Results Of Operations

   For the year ended December 31, 1997 compared to the year ended December 31, 1996

   For the year ended December 31, 1997, the Company reported net income of $13.08 million or $2.49 per diluted share compared to $1.14 million or $0.22 per diluted share for the same period in 1996. In the second quarter of 1997, the Company recognized a tax benefit of $10.33 million primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections for the second half of 1997 and for 1998 that indicated continued profitability, the Company determined that it was more likely than not that it would realize its net deferred tax assets. The Company recorded $9.10 million in provisions for loan losses during 1997 compared to $6.40 million during 1996. Also contributing to the 1997 results, was a 12.3% increase in net interest income, a 56.0% increase in other income and a 3.7% decrease in other expenses as compared to the year ended December 31, 1996.

 Net Interest Income

   Net interest income totaled $29.26 million for the year ended December 31, 1997 compared to $26.05 million for the same period in 1996, representing a $3.21 million or 12.3% increase. The increase was primarily a result of a $104.02 million or 16.1% increase in average interest-earning assets. Average investment securities increased $79.25 million primarily due to increased investments in mortgage-backed securities and mutual funds. Average net loans increased $37.91 million due mainly to increased one-to four-family mortgages and consumer loans as a result of increased origination activity in excess of prepayments and amortization during 1997. Funding the increases in interest-earning assets, average balances of borrowings and certificates of deposit increased $55.53 million and $34.68 million, respectively. The net interest margin decreased from 4.03% for the year ended December 31, 1996 to 3.90% for the same period in 1997. The decrease was mainly due to the changed composition of interest-bearing liabilities which resulted in a higher overall average cost of funds by 22 basis points. During the year, increases in FHLB borrowings and certificates of deposit were combined with a decrease in the lower cost deposits of money market accounts and savings accounts.

   The following table sets forth certain information relating to the Company's average interest-earning assets, interest-bearing liabilities and net interest income for the years ended December 31, 1997 and 1996. Non-accrual loans have been included in the appropriate average balance loan category but unpaid interest on non-accrual loans has not been included for purposes of determining interest income. For investment securities, the yield calculations are based on the average amortized cost. Included in loan interest income is $369,000 and $224,000 of amortization of net deferred costs for the years ended December 31, 1997 and 1996, respectively.

                                   Average Balance  Income/Expense    Yield
                                  ----------------- --------------- ----------
                                    1997     1996    1997    1996   1997  1996
                                  -------- -------- ------- ------- ----  ----
                                                (in thousands)
Loans, net......................  $532,726 $494,820 $43,799 $40,730 8.22% 8.23%
Investment securities...........   209,044  129,791  13,067   7,721 6.25  5.95
Short-term investments..........     8,261   21,394     449   1,126 5.44  5.26
                                  -------- -------- ------- -------
  Total interest-earning
   assets.......................   750,031  646,005  57,315  49,577 7.64  7.67
                                                    ------- -------
Other assets....................    59,978   50,472
                                  -------- --------
  Total assets..................  $810,009 $696,477
                                  ======== ========
Money market checking...........  $ 34,306 $ 37,357     408     488 1.19  1.31
Money market savings............    57,066   65,453   1,334   1,528 2.34  2.34
Savings and other...............   117,242  123,543   2,247   2,469 1.92  2.00
Certificates of deposit.........   379,006  344,331  19,854  18,459 5.24  5.36
                                  -------- -------- ------- -------
  Total interest-bearing
   deposits.....................   587,620  570,684  23,843  22,944 4.06  4.02
Securities sold under agreements
 to repurchase..................     4,468      --      243     --  5.44   --
Other borrowings................    67,177   11,644   3,967     582 5.91  5.00
                                  -------- -------- ------- -------
  Total interest-bearing
   liabilities..................   659,265  582,328  28,053  23,526 4.26  4.04
                                  -------- -------- ------- -------
Demand deposits.................    64,921   62,144
Other liabilities...............     4,039    3,299
Stockholders' equity............    81,784   48,706
                                  -------- --------
  Total liabilities and equity..  $810,009 $696,477
                                  ======== ========
Net interest income.............                    $29,262 $26,051
                                                    ======= =======
Spread on interest-bearing
 liabilities....................                                    3.38% 3.63%
Net interest margin.............                                    3.90% 4.03%

   The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated.

                                Years ended December 31, 1997 versus 1996
                                        Change in interest due to
                               ----------------------------------------------
                                 Volume      Rate       Vol/Rate      Net
                               ----------- ---------  -----------------------
                                              (in thousands)
Loans, net....................     $3,120  $     (48)  $      (3)      $3,069
Investment securities.........      4,715        392         239        5,346
Short-term investments........       (691)        37         (23)        (677)
                               ----------  ---------   ---------   ----------
  Total.......................      7,144        381         213        7,738
                               ----------  ---------   ---------   ----------
Money market checking.........        (40)       (44)          4          (80)
Money market savings..........       (196)         2         --          (194)
Savings and other.............       (126)      (101)          5         (222)
Certificates of deposit.......      1,859       (421)        (43)       1,395
Securities sold under
 agreements to repurchase.....        243        --          --           243
Other borrowings..............      2,776        106         503        3,385
                               ----------  ---------   ---------   ----------
  Total.......................      4,516       (458)        469        4,527
                               ----------  ---------   ---------   ----------
Net change to interest
 income.......................     $2,628  $     839   $    (256)      $3,211
                               ==========  =========   =========   ==========

 Interest Income

   Interest income increased $7.74 million or 15.6% due primarily to average increased volume of investment securities and net loans of $79.25 million and $37.91 million, respectively, for the year ended December 31, 1997. Partially offsetting these increases, the average balance of short-term investments decreased $13.13 million. Overall average yields decreased 3 basis points from 7.67% for the year ended December 31, 1996 to 7.64% for the year ended December 31, 1997. The decrease was mainly a result of the increased ratio of investment securities to total interest-earning assets from 20.1% for the year ended December 31, 1996 to 27.9% for the same period in 1997.

 Interest Expense

   Interest expense increased $4.53 million or 19.3% for the year ended December 31, 1997 as compared to the same period in 1996. The increase was primarily due to an increase in average volume of borrowings and certificates of deposit of $55.53 million and $34.68 million, respectively. Overall, the average cost of funds increased to 4.26% for the year ended December 31, 1997 from 4.04% for the year ended December 31, 1996. This increase was mainly due to the shift in the composition of interest-bearing liabilities to higher cost FHLB borrowings and certificates of deposit from savings and money market accounts.

 Provision And Allowance For Loan Losses

   The provision for loan losses increased from $6.40 million for the year ended December 31, 1996 to $9.10 million for the same period in 1997. The 1997 increase strengthened the allowance for loan losses which represented 351.7% of non-performing and restructured loans, up from 63.8% at December 31, 1996 and 495.8% of only non-performing loans, up from 101.6% at December 31, 1996. With intense competition in a continued sluggish Central Connecticut economy, management believed increasing the allowance for loan losses and the reserve coverage ratios while maintaining high credit quality were prudent strategies to implement.

 Other Income

   The Company recorded $8.29 million in other income for the year ended December 31, 1997 compared to $5.32 million for the same period in 1996, representing a 56.0% increase. The following table shows the components of other income for the years ended December 31, 1997 and 1996.

                                                                $        %
                                                1997   1996   Change  Change
                                               ------ ------  ------  -------
                                                      (in thousands)
Investment brokerage services commissions..... $2,927 $1,136  $1,791   157.66%
Service charges on deposit accounts...........  2,246  2,287     (41)   (1.79)
Loan servicing and other fees.................    790    724      66     9.12
Income from investment in Real Estate
 Partnership..................................    579    272     307   112.87
Appreciation of cash surrender value life
 insurance....................................    421     --     421      n/a
Net gain (loss) on sales of investment
 securities...................................    209    (78)    287  (367.95)
Other.........................................  1,122    975     147    15.08
                                               ------ ------  ------
 Total other income........................... $8,294 $5,316  $2,978    56.02%
                                               ====== ======  ======  =======

   Investment brokerage services commissions increased $1.79 million from 1996 to 1997 primarily due to MIS' new ability to sell annuities and earn investment advisory fees during 1997. MIS, which began in 1986, has evolved from its original emphasis on transactional business to its current focus on relationship business, including asset allocation programs with wrap fees. In addition, during late 1996, the Company hired eight additional staff members to better meet customer demands. During 1996, the Bank formed a subsidiary, Mechanics Investments Services, Inc., to enable the Bank to better serve its customers by providing a broader range of competitive investment products in a more timely manner as a wholly-owned, fully disclosed broker/dealer. In July 1997, MIS became a licensed broker/dealer and a registered investment advisor. MIS also offers fixed and variable annuity products and is licensed as an insurance agency in the State of Connecticut. Commissions from annuity sales and investment advisory fees totaled $1.04 million and $517,000, respectively, for the year ended December 31, 1997.

   Income from investment in Real Estate Partnership increased $307,000 due to higher rental income and to the December 31, 1996 expiration of a lease incentive for an existing tenant which decreased the Real Estate Partnership's expenses during 1997. During 1997, the Company invested in universal cash surrender value life insurance to recover costs of the Company's LTDIP and DDCP. These cash surrender value policies appreciated $421,000 during 1997, representing a tax-free 6% gross yield before mortality charges. During 1997, the Company reported gross gains and gross losses on the sale of mortgage-backed securities of $301,000 and $92,000, respectively. Other income increased $147,000 due mainly to reduced expenses in the subsidiaries that facilitate the ownership, management and disposition of foreclosed real estate owned and from reduced losses from the real estate agency subsidiary which was sold during the first quarter of 1996.

 Other Expenses

   Other expenses totaled $23.19 million for the year ended December 31, 1997, compared to $24.09 million for the same period in 1996, representing a 3.7% decrease. The following table shows the components of other expenses for the years ended December 31, 1997 and 1996.

                                                                $       %
                                              1997    1996   Change   Change
                                             ------- ------- -------  ------
                                                     (in thousands)
Salaries, commissions and employee
 benefits................................... $12,172 $ 9,012 $ 3,160   35.06%
Occupancy...................................   3,196   3,211     (15)  (0.47)
Data processing.............................   1,083     993      90    9.06
Furniture and equipment.....................     953     942      11    1.17
Legal and accounting........................     880     709     171   24.12
Advertising.................................     835     463     372   80.35
Communications..............................     502     491      11    2.24
Operation of foreclosed real estate owned...     425     600    (175) (29.17)
FDIC insurance..............................     270   1,351  (1,081) (80.01)
Write-downs and net losses on sale of
 foreclosed real estate owned...............     121   3,492  (3,371) (96.53)
Other.......................................   2,751   2,827     (76)  (2.69)
                                             ------- ------- -------
 Total other expenses....................... $23,188 $24,091 $  (903)  (3.75)%
                                             ======= ======= =======  ======

   Salaries, commissions and benefits were $3.16 million higher in 1997 primarily due to $2.09 million in increased commissions due to the performance of MIS and excellent overall Company results. Benefit plan expenses increased $605,000 as pension and ESOP expenses increased. Advertising increased $372,000 during the year due to a renewal and expansion of marketing efforts to support the MIS, lending and deposit activities of the Company. Due to the Company's improved capital position and classification, FDIC insurance premiums were lower, resulting in a 80.0% decrease in FDIC insurance expense. Due to decreased levels of non- performing assets, operation of foreclosed real estate and write-downs and net losses on sale of foreclosed real estate owned combined to lower expenses by $3.55 million. During 1996, the Company recorded a $2.65 million write-down on foreclosed real estate owned in anticipation of the Accelerated Asset Disposition Plan, disposing of $18.13 million in problem assets.

 Income Taxes

   The Company recognized an income tax benefit of $7.81 million for the year ended December 31, 1997 as compared to a benefit of $266,000 for the same period in 1996. During the second quarter of 1997, the Company recorded a tax benefit of $10.33 million and fully reversed its valuation allowance on its net deferred tax assets. Based on three consecutive prior quarters of income and projections for the second half of 1997 and for 1998 that indicated continued profitability, the Company determined that it was more likely than not that it would realize its net deferred tax assets. During the fourth quarter of 1996, the Company received a tax refund from the IRS relating to the carrying back of 1995 deductions.

Item 8. Financial Statements and Supplementary Data

                      Consolidated Statements of Condition
                           December 31, 1998 and 1997

                                                            1998        1997
                                                         -----------  --------
                                                             (dollars in
                                                              thousands)
                         ASSETS
Cash and due from banks:
  Non-interest-bearing deposits and cash................ $    20,567  $ 22,884
  Short-term investments................................       1,420    10,140
                                                         -----------  --------
    Cash and cash equivalents...........................      21,987    33,024
Investments:
  Available-for-sale, at market value...................     205,711   152,200
  Held-to-maturity (market value at December 31, 1998--
   $80,873; at December 31, 1997--$76,186)..............      80,306    75,199
Federal Home Loan Bank stock, at cost...................      10,487     6,450
Loans, net..............................................     651,858   571,112
Loans held-for-sale.....................................         --      1,922
Bank premises and equipment.............................       4,633     4,823
Investment in Real Estate Partnership (Note 23).........      13,541    14,485
Accrued interest receivable.............................       4,957     4,347
Foreclosed real estate owned............................         902     1,204
Cash surrender value life insurance.....................      16,873    16,053
Goodwill................................................         759       --
Other assets............................................       7,355    11,552
                                                         -----------  --------
                                                         $ 1,019,369  $892,371
                                                         ===========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits.............................................. $   706,195  $667,564
  Borrowings............................................     210,225   129,720
  Mortgage escrow.......................................       1,652     1,388
  Other liabilities.....................................       5,929     5,150
                                                         -----------  --------
    Total liabilities...................................     924,001   803,822
                                                         -----------  --------
Commitments and contingencies (Notes 9, 14 and 16)
Stockholders' Equity:
  Preferred stock--par value $.01; 1,000,000 shares
   authorized, none issued..............................         --        --
  Common stock--par value $.01; 15,000,000 shares
   authorized; 5,297,932 issued at December 31, 1998 and
   5,293,266 issued at December 31, 1997................          53        53
  Additional paid in capital............................      51,430    50,927
  Retained earnings.....................................      44,205    37,891
  Accumulated other comprehensive income................         160       398
  Less: Unallocated ESOP shares (48,000 at December 31,
   1998 and 72,000 shares at December 31, 1997).........        (480)     (720)
                                                         -----------  --------
    Total stockholders' equity..........................      95,368    88,549
                                                         -----------  --------
                                                         $ 1,019,369  $892,371
                                                         ===========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                     Consolidated Statements of Operations
              For the years ended December 31, 1998, 1997 and 1996

                                                      1998     1997     1996
                                                     -------  -------  -------
                                                      (in thousands except
                                                     for earnings per share)
Interest income:
 Interest and fees on loans......................... $47,758  $43,799  $40,730
 Interest and dividends on investment securities:
   Interest on debt securities......................  15,267   12,403    6,852
   Dividends on equity securities...................     737      320      276
                                                     -------  -------  -------
                                                      16,004   12,723    7,128
 Other interest income..............................   1,944      793    1,719
                                                     -------  -------  -------
   Total interest income............................  65,706   57,315   49,577
                                                     -------  -------  -------
Interest expense:
 Interest on deposits:
   Savings deposits.................................   3,000    3,503    3,922
   Time deposits....................................  21,199   20,340   19,022
                                                     -------  -------  -------
   Total interest on deposits.......................  24,199   23,843   22,944
 Interest on securities sold under agreements to
  repurchase........................................     --       243      --
 Interest on other borrowings.......................   9,729    3,967      582
                                                     -------  -------  -------
   Total interest expense...........................  33,928   28,053   23,526
                                                     -------  -------  -------
   Net interest income..............................  31,778   29,262   26,051
Provision for loan losses...........................     600    9,100    6,400
                                                     -------  -------  -------
Net interest income after provision for loan
 losses.............................................  31,178   20,162   19,651
                                                     -------  -------  -------
Other income:
 Service charges on deposit accounts................   2,621    2,246    2,287
 Investment brokerage services commissions..........   2,412    2,927    1,136
 Appreciation of cash surrender value life
  insurance.........................................     929      421      --
 Loan servicing and other fees......................     630      600      595
 Income from investment in Real Estate
  Partnership.......................................     606      579      272
 Net (loss) gain on sales of investment
  securities........................................     (16)     209      (78)
 Other..............................................   1,442    1,312    1,104
                                                     -------  -------  -------
   Total other income...............................   8,624    8,294    5,316
                                                     -------  -------  -------
Other expenses:
 Salaries, commissions and employee benefits........  12,335   12,172    9,012
 Occupancy..........................................   3,238    3,196    3,211
 Data processing....................................   1,194    1,083      993
 Furniture and equipment............................   1,012      953      942
 Advertising........................................     840      835      463
 Legal and accounting...............................     708      880      709
 Communications.....................................     519      502      491
 Operation of foreclosed real estate owned..........     372      425      600
 Write-downs and net losses on sale of foreclosed
  real estate owned.................................      85      121    3,492
 FDIC insurance.....................................      81      270    1,351
 Amortization of goodwill...........................      58      --       --
 Other..............................................   3,394    2,751    2,827
                                                     -------  -------  -------
   Total other expenses.............................  23,836   23,188   24,091
                                                     -------  -------  -------
   Income before income taxes.......................  15,966    5,268      876
                                                     -------  -------  -------
Income tax expense (benefit):
 Current............................................   2,939    1,602     (266)
 Deferred...........................................   4,331   (9,410)     --
                                                     -------  -------  -------
   Income tax expense (benefit).....................   7,270   (7,808)    (266)
                                                     -------  -------  -------
 Net income......................................... $ 8,696  $13,076  $ 1,142
                                                     =======  =======  =======
Earnings per share:
 Basic.............................................. $  1.66  $  2.52  $  0.22
 Diluted............................................ $  1.63  $  2.49  $  0.22
Weighted average shares outstanding:
 Basic..............................................   5,223    5,195    5,170
 Diluted............................................   5,332    5,242    5,170

  The accompanying notes are an integral part of these consolidated financial statements

           Consolidated Statements of Changes in Stockholders' Equity
              For the years ended December 31, 1998, 1997 and 1996

                                                       Accumulated
                                 Additional               Other     Unallocated
                          Common  Paid in   Retained  Comprehensive    ESOP
                          Stock   Capital   Earnings     Income       Shares    Surplus   Total
                          ------ ---------- --------  ------------- ----------- -------  -------
                                                     (in thousands)
Balance at December 31,
 1995...................  $  --   $   --    $ 8,944       $ 53        $  --     $14,729  $23,726
Comprehensive income:
 1996 net income........     --       --      1,142        --            --         --     1,142
 Net unrealized gains
  (losses) on
  securities, net of
  reclassification
  adjustment............     --       --        --         268           --         --       268
                                                                                         -------
Comprehensive income....                                                                   1,410
                                                                                         -------
Issuance of common
 stock..................      53   50,514       --         --            --         --    50,567
Unallocated ESOP
 shares.................     --       --        --         --         (1,200)       --    (1,200)
Reclass of surplus to
 retained earnings upon
 issuance of common
 stock..................     --       --     14,729        --            --     (14,729)     --
Allocation of ESOP
 shares.................     --        97       --         --            240        --       337
                          ------  -------   -------       ----        ------    -------  -------
Balance at December 31,
 1996...................      53   50,611    24,815        321          (960)       --    74,840
Comprehensive income:
 1997 net income........     --       --     13,076        --            --         --    13,076
 Net unrealized gains
  (losses) on
  securities, net of
  reclassification
  adjustment............     --       --        --          77           --         --        77
                                                                                         -------
Comprehensive income....                                                                  13,153
                                                                                         -------
Exercise of stock
 options................     --        58       --         --            --         --        58
Allocation of ESOP
 shares.................     --       258       --         --            240        --       498
                          ------  -------   -------       ----        ------    -------  -------
Balance at December 31,
 1997...................      53   50,927    37,891        398          (720)       --    88,549
Comprehensive income:
 1998 net income........     --       --      8,696        --            --         --     8,696
 Net unrealized gains
  (losses) on
  securities, net of
  reclassification
  adjustment............     --       --        --        (238)          --         --      (238)
                                                                                         -------
Comprehensive income....                                                                   8,458
                                                                                         -------
Dividends paid ($0.45
 per common share)......     --       --     (2,382)       --            --         --    (2,382)
Exercise of stock
 options................     --        81       --         --            --         --        81
Allocation of ESOP
 shares.................     --       422       --         --            240        --       662
                          ------  -------   -------       ----        ------    -------  -------
Balance at December 31,
 1998...................  $   53  $51,430   $44,205       $160        $ (480)   $   --   $95,368
                          ======  =======   =======       ====        ======    =======  =======


  The accompanying notes are an integral part of these consolidated financial statements

                     Consolidated Statements of Cash Flows
              For the years ended December 31, 1998, 1997 and 1996

                                       1998         1997        1996
                                     --------  -------------- --------
                                               (in thousands)
Cash flows from operating
 activities:
 Net income......................... $  8,696     $ 13,076    $  1,142
                                     --------     --------    --------
 Adjustments to reconcile net income
  to cash provided by operating
  activities:
    Provision for loan losses.......      600        9,100       6,400
    Depreciation and amortization...      987          944         989
    Amortization of investment
     security premiums/discounts,
     net............................       79          186         204
    Deferred loan costs, net of
     amortization...................   (1,017)        (681)       (331)
    Net gain on sale of loans.......      (59)         (52)        (43)
    Proceeds from loan sales........   15,285        7,987      15,215
    Originations of loans held for
     sale...........................  (14,892)      (9,769)     (4,465)
    Loss on retirement of bank
     premises and equipment.........        5          --            9
    Decrease (increase) in deferred
     tax assets.....................    4,331       (9,410)        --
    Realized losses on available-
     for-sale securities............       20           92         230
    Realized gains on available-for-
     sale securities................       (4)        (301)       (152)
    (Increase) decrease in interest
     and dividend receivables.......     (610)         121      (1,004)
    Income from investment in Real
     Estate Partnership.............     (606)        (579)       (272)
    Gain on sale of real estate
     agency subsidiary..............      --           --           (7)
    Write-downs and net losses on
     sale of foreclosed real estate
     owned..........................       85          121       3,492
    Increase in cash surrender value
     life insurance.................     (820)     (16,053)        --
    (Increase) decrease in other
     assets.........................     (712)        (527)      1,071
    Increase (decrease) in other
     liabilities....................      779        2,723      (2,239)
    Allocation of Employee Stock
     Ownership Plan shares..........      662          498         337
                                     --------     --------    --------
      Total adjustments.............    4,113      (15,600)     19,434
                                     --------     --------    --------
Net cash provided by (used in)
 operating activities...............   12,809       (2,524)     20,576
                                     --------     --------    --------
Cash flows from investing
 activities:
 Proceeds from sale of available-
  for-sale securities...............   43,151       41,675     110,125
 Proceeds from principal payments on
  available-for-sale securities.....   78,209       37,445      13,435
 Proceeds from principal payments on
  held-to-maturity securities.......   31,931        3,982         445
 Proceeds from maturities and calls
  of available-for-sale securities..   22,847       19,513         500
 Proceeds from maturities and calls
  of held-to-maturity securities....   27,598        5,820       4,000
 Purchases of available-for-sale
  securities........................ (198,395)    (103,458)   (257,193)
 Purchases of held-to-maturity
  securities........................  (64,471)     (41,741)    (26,569)
 Purchases of Federal Home Loan Bank
  stock.............................   (4,037)      (2,161)        --
 Net originations and purchases of
  loans.............................  (79,977)     (88,134)      4,038
 Decrease in investment in Real
  Estate Partnership................    1,550        1,295         919
 Proceeds from sale of real estate
  agency subsidiary.................      --           --          424
 Proceeds from sale of foreclosed
  real estate owned.................    1,451        2,248       5,565
 Purchases of bank premises and
  equipment.........................     (802)        (254)       (255)
                                     --------     --------    --------
Net cash used in investing
 activities......................... (140,945)    (123,770)   (144,566)
                                     --------     --------    --------
Cash flows from financing
 activities:
 Net increase (decrease) in demand
  deposits, money market and savings
  accounts..........................   28,613      (11,174)    (15,592)
 Net increase in certificates of
  deposit...........................   10,018       23,695      49,833
 Net increase (decrease) in mortgage
  escrow............................      264       (1,027)      1,109
 Increase in FHLB borrowings........  247,747      368,188         --
 Repayments of FHLB borrowings...... (167,002)    (250,188)        --
 Financing of Employee Stock
  Ownership Plan....................      --           --        1,200
 Repayment of financing of Employee
  Stock Ownership Plan..............     (240)        (240)       (240)
 Issuance of common stock...........       81           58      49,367
 Dividends paid.....................   (2,382)         --          --
                                     --------     --------    --------
Net cash provided by financing
 activities.........................  117,099      129,312      85,677
                                     --------     --------    --------
Net increase (decrease) in cash and
 cash equivalents...................  (11,037)       3,018     (38,313)
                                     --------     --------    --------
Cash and cash equivalents at
 beginning of period................   33,024       30,006      68,319
                                     --------     --------    --------
Cash and cash equivalents at end of
 period............................. $ 21,987     $ 33,024    $ 30,006
                                     ========     ========    ========

    The accompanying notes are an integral part of these consolidated financial statements

              For the years ended December 31, 1998, 1997 and 1996

                                                        1998    1997    1996
                                                       ------  ------  -------
                                                          (in thousands)
Non-cash investing and financing activities
  Change in net unrealized gain (loss) on securities
   available-for-sale................................. $ (599) $  (36) $ 1,006
  Change in net unrealized gain (loss) on securities
   held-to-maturity...................................    180      74     (432)
  Transfer of loans to foreclosed real estate owned...  1,283   3,042    3,723
  Transfer of available-for-sale securities to held-
   to-maturity........................................    --      --    21,076
Supplemental disclosures of cash flow information
  Income taxes paid...................................  3,492     641       57
  Income tax refunds received.........................     40      54    1,330
  Interest paid....................................... 33,623  27,471   23,525



  The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies:

 Business

   On November 25, 1997, the shareholders of Mechanics Savings Bank (the "Bank") approved the formation of a holding company, MECH Financial, Inc. (the "Company"). MECH Financial, Inc. provides additional corporate structuring opportunities and powers to respond to changing and expanding needs of the Bank's customers and to the competitive conditions in the financial services industry. The Board of Directors believes the formation of MECH Financial, Inc. will enhance the Bank's competitive position and result in greater long-term shareholder value. The new structure became effective January 1, 1998, as approved by the appropriate regulatory agencies. Shares of common stock of the Bank were automatically converted into shares of the Company on a one-for-one, tax-free exchange basis on that date.

   Mechanics Savings Bank provides a full range of banking and financial services to individuals and small to medium-sized businesses located primarily in Central Connecticut. The Company competes with banks, brokerage firms, mortgage bankers and other financial institutions. The Company and its subsidiaries are subject to the regulations of certain state and federal agencies and receives periodic examinations by these authorities.

   The Bank completed its subscription and community offerings of common stock on June 25, 1996, thereby completing its conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank (the "Conversion"). The Bank sold the maximum number of shares offered in the Conversion, as adjusted, issuing 5.29 million shares for total gross proceeds of $52.90 million.

 Basis of Financial Statement Presentation

   The preparation of the consolidated financial statements, in accordance with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

   Material estimates that are particularly susceptible to change in the near-term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate owned. In connection with the determination of the allowance for loan losses and valuation of foreclosed real estate owned, management obtains independent appraisals for significant relationships.

   A substantial portion (83%) of the Company's loans and commitments are collateralized by real estate in Connecticut. In addition, all of the foreclosed real estate owned is located in that same market. Accordingly, a substantial portion of the Company's loan portfolio and foreclosed real estate owned are susceptible to changes in market conditions in Connecticut.

   Management believes that the allowance for loan losses is adequate and that foreclosed real estate owned is properly valued. While management uses available information to recognize losses on loans and foreclosed real estate owned, future additions to the allowance for loan losses or write-downs on foreclosed real estate owned may be necessary based on changes in economic conditions, particularly in Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and the valuation of foreclosed real estate owned. Such agencies may require the Company to recognize additions to the allowance for loan losses or additional write-downs on foreclosed real estate owned based on their judgments of information available to them at the time of their examination.

 Principles of Consolidation

   The consolidated financial statements include the accounts of MECH Financial, Inc. and its wholly-owned subsidiary, Mechanics Savings Bank. Mechanics Savings Bank and its wholly-owned subsidiaries include MECH Corporation, MECH TWO Corporation, MECH THREE Corporation, Eighty Pearl Street Corp., Alliance Realty (sold February 1, 1996), and Mechanics Investment Services, Inc. ("MIS"). MIS was formed during 1996 to enable the Bank to serve its customers with a wholly-owned fully disclosed broker/dealer. On July 2, 1997, MIS became a licensed broker/dealer and registered investment advisor. Effective January 1, 1999, the Bank funded a passive investment company, Mechanics Mortgage Company ("MMC"), to take advantage of recent changes in the Connecticut tax statutes. Connecticut enacted a law which allows state-chartered banks and thrifts to transfer mortgages into passive investment subsidiaries. Income of the subsidiaries and its dividends to the parent are exempt from the Connecticut Corporation Business Tax. Intercompany accounts and transactions have been eliminated in consolidation.

 Investments

   The Company accounts for its securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity, net of taxes. From time to time, the Company may classify a security as a trading security when the intent is to sell the security in the near future to generate profits. Unrealized gains and losses on such securities are reported in earnings. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Premiums are amortized and discounts are accreted into interest income using the level yield method. On a periodic basis, management reviews securities for impairment due to other than temporary declines in value. If any other than temporary impairment is identified, the security is written down to fair value.

 Loans

   Loans are generally recorded at the contractual amounts owed by borrowers, less unearned discounts, deferred origination fees and costs, the undisbursed portion of any loans in process, and the allowance for loan losses. Fixed rate one- to four-family mortgages that were originated with the intent to sell in the secondary mortgage market or those loans which have been identified as assets which may be sold prior to maturity or for which there is not a positive intent to hold to maturity, based on foreseeable conditions, are classified as held-for-sale and carried at the lower of cost or market value on an aggregate basis.

 Allowance for Loan Losses

   The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" ("SFAS 118"), effective January 1, 1995. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Smaller balance, homogeneous loans, considered to be other consumer loans, are excluded from the Company's individual impairment measurement assessment, as loans within this scope are collectively evaluated for impairment. Such loans are collectively evaluated for impairment using historical charge-off data, industry data and other trend analysis.

   Factors which affect management's judgment in determining when a loan is impaired include the length of the loan's current delinquency and the historical number of times delinquent, the nature of the customer's industry focus, the customer's financial stability as documented by its financial records, and historical financial facts and estimates observed as part of the Company's relationship with the customer. However, another factor which may affect management's judgment in determining impairment is a continuing insignificant delay or shortfall in the amount of payments by the customer. Management considers an insignificant delay in payment to be a delay of thirty days or less, and considers an insignificant shortfall in payment amount of less than 10% of the required payment amount. However, an insignificant delay or shortfall in the amount of payment is not an event that, when considered in isolation, would automatically cause a loan to be considered impaired.

   A loan continues to be classified as impaired until it is brought fully current and the collection of scheduled interest and principal is considered probable. Management reviews all loans classified as loss, doubtful, substandard and other assets especially mentioned ("OAEM") to determine impairment. Other risk categories used to identify impaired loans include non-accrual loans and chronically delinquent loans. Loans restructured prior to the Company's adoption of SFAS 114 are not evaluated for impairment, as allowed by that Statement, unless such loans exhibit other impairment characteristics.

   The adequacy of the allowance for loan losses is periodically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.

   The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the required allowance, based on management's periodic evaluation of various risk factors and due to changes in the measurement of impaired loans, are included in the provision for loan losses.

   When a loan or portion of a loan, including impaired loans, is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

 Income Recognition on Accruing, Impaired and Non-Accrual Loans

   Interest on loans is credited to income as earned based on outstanding principal balances. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized over the contractual life of the related loans using the level-yield method. Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of 90 days or more, unless such loans are well-collateralized and in the process of collection. If collection of a loan or a portion of a loan is in doubt, the loan is classified as non-accrual and is considered impaired. Loans that are current or past due less than 90 days may also be classified as non-accrual and impaired if repayment in full of principal and/or interest is in doubt. Management generally considers non-accrual and impaired loans to be one and the same. Loans which are determined to be impaired but which are not yet past due greater than 90 days, are placed on non-accrual at management's discretion.

   Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) have been brought current, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms of interest and principal payment.

   While a loan is classified as non-accrual and impaired and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the recorded loan balance is expected to be collected, interest income may be recognized on a cash basis. In the case where a non-accrual or an impaired loan had been partially charged off, recognition of interest on a cash basis is limited to that which would be recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

 Bank Premises and Equipment

   Bank premises and equipment are stated at cost less accumulated depreciation, computed by the straight-line method over the estimated useful lives of the assets. Accumulated depreciation is reduced upon the sale of Bank premises and equipment and any resulting gain or loss is recorded as income or expense. The depreciable lives of major classifications of assets range from three years to fifteen years.

   Effective January 1, 1996, the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity or disposed of. The implementation of the statement did not have any impact on the Company's financial condition or results of operations.

 Foreclosed Real Estate Owned

   Foreclosed real estate owned consists principally of properties acquired through mortgage loan foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans, including costs of foreclosure, or the estimated fair value of the real estate acquired, less the estimated selling expenses.

 Goodwill

   Goodwill is the excess of cost over the fair value of tangible net assets acquired in bank acquisitions accounted for using the purchase accounting method and not allocated to any specific asset or liability category. The Company's goodwill is amortized on a straight-line basis over seven years. The Company also reviews goodwill on a periodic basis for events or changes in circumstances that may indicate that the carrying amount of goodwill may not be recoverable.

 Loan Sales

   From time to time, the Company sells residential mortgage loans in the secondary market and retains the servicing rights. The Company implemented Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") effective January 1, 1996. SFAS 122 is superseded by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). The Company recognizes an asset for rights to service mortgage loans for others, however those servicing rights are acquired. The Company also assesses its capitalized mortgage servicing rights for impairment based on the fair value of those servicing rights. The implementation of this statement did not have a material effect on the Company's financial condition or results of operations.

   Effective January 1, 1997, the Company adopted the provisions of SFAS 125. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishing of liabilities occurring after December 31, 1996, on a prospective basis. The adoption of this standard did not have a material effect on the Company's financial condition or its results of operations.

 Income Taxes

   The Company and its subsidiaries file consolidated federal and state income tax returns. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company uses the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards. The deferred tax asset is subject to reduction by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realization of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

 Earnings Per Share

   Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement was effective for financial statements issued for periods ending after December 15, 1997 and has been applied for all periods presented.

   Diluted earnings per share is computed based upon the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the periods presented. Common stock equivalents consist of granted stock options. For EPS purposes, the common stock has been assumed to be outstanding for all periods presented. Unallocated shares held for the Employee Stock Option Plan ("ESOP") are not considered outstanding until such shares are committed to be allocated to the ESOP.

   For the years ended December 31, 1998 and 1997, the actual stock option exercise prices were used in the earnings per share calculation. For the year ending December 31, 1996, the option exercise price used in the earnings per share calculation was the closing price of $15.75 on December 31, 1996.

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, the Company to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. That Statement also allows the Company to account for stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), under which no compensation expense is recognized in certain circumstances. However, SFAS 123 requires the Company to disclose pro forma net income and earnings per share using the fair value based method. SFAS 123 was required for years beginning after December 15, 1995. The Company did not adopt the expense recognition provisions of SFAS 123 but rather elected to follow APB 25 upon the implementation of stock-based compensation programs.

   Since the grant price of the options issued on June 25, 1996 was not determined until the April 23, 1997 stockholders' meeting, the Company could not determine the fair value estimate of these shares and the subsequent pro forma effect on net income at December 31, 1996. Therefore, the earnings per share for the year ended December 31, 1996 under SFAS 123 was the same as that disclosed in the consolidated financial statements. The fair value estimate of these shares and the subsequent pro forma effect on net income and EPS for the years ended December 31, 1998 and 1997 are contained herein.

 Cash Equivalents

   Cash equivalents include non-interest bearing amounts due from banks and short-term investments with original maturities of 90 days or less.

 Segments of an Enterprise and Related Information

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report financial and descriptive information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The Company does not have operating segments, as defined by SFAS 131, and therefore, has not disclosed the additional information.

 Reclassifications

   Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on earnings in 1997 or 1996. Dollars are presented in thousands, except for per share data, in the following footnotes.

2. Restrictions on Cash and Due From Banks:

   The Bank is required by the Federal Reserve Bank to maintain reserves against its respective transaction accounts and non-personal time deposits. At December 31, 1998, the Company was required to have cash and liquid assets of approximately $774 to meet these requirements.

   As a broker/dealer, MIS is required to maintain a minimum amount of net capital as defined by the National Association of Securities Dealers ("NASD"). MIS can maintain its capital requirements in the form of cash or marketable securities. At December 31, 1998, MIS held $127 at a non-affiliated financial institution to meet this requirement.

3. Short-Term Investments:

   Short-term investments consisted of:

                                                                   December 31,
                                                                  --------------
                                                                   1998   1997
                                                                  ------ -------
      Federal funds sold......................................... $1,420 $10,140
                                                                  ====== =======

4. Investment Securities:

   The amortized cost amounts and market values of investment securities as of December 31, 1998 were as follows:

                                                  Available-for-Sale
                                       -----------------------------------------
                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
United States Government obligations
 (due after five years through ten
 years)..............................  $   3,000  $    29     $ --     $   3,029
United States Government obligations
 (due after ten years)...............      1,995        5       --         2,000
Debt securities issued by foreign
 governments
 (due in one year or less)...........        250      --        --           250
Debt securities issued by foreign
 governments (due after one year
 through five years).................        100      --        --           100
Corporate debt securities (due in one
 year or less).......................      3,000      --        --         3,000
Corporate debt securities (due after
 one year
 through five years).................      1,000      --          6          994
Corporate debt securities (due after
 ten years)..........................      1,996      --         78        1,918
Mortgage-backed securities (due after
 one year
 through five years).................     12,424      154       --        12,578
Mortgage-backed securities (due after
 five years
 through ten years)..................      5,332       45         3        5,374
Mortgage-backed securities (due after
 ten years)..........................    156,787      684       157      157,314
Marketable equity securities.........      3,187       85       272        3,000
Mutual funds.........................     16,196       60       102       16,154
                                       ---------  -------     -----    ---------
                                       $ 205,267  $ 1,062     $ 618    $ 205,711
                                       =========  =======     =====    =========
                                                   Held-to-Maturity
                                       -----------------------------------------
                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
United States Government obligations
 (due after five years through ten
 years)..............................  $  19,994  $    67     $  95    $  19,966
United States Government obligations
 (due after ten years)...............      3,000      --         25        2,975
Corporate debt securities (due after
 ten years)..........................      1,000      --         39          961
Mortgage-backed securities (due after
 ten years)..........................     56,312      689        30       56,971
                                       ---------  -------     -----    ---------
                                       $  80,306  $   756     $ 189    $  80,873
                                       =========  =======     =====    =========

   The amortized cost amounts and market values of investment securities as of December 31, 1997 were as follows:

                                                  Available-For-Sale
                                       -----------------------------------------
                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
United States Government obligations
 (due in one year or less)...........  $   2,996  $     1     $ --     $   2,997
Debt securities issued by foreign
 governments (due after one year
 through five years).................        350      --        --           350
Corporate debt securities (due after
 one year through five years)........        999        3       --         1,002
Mortgage-backed securities (due in
 one year or less)...................      1,788       14       --         1,802
Mortgage-backed securities (due after
 one year through five years)........      8,267       29       --         8,296
Mortgage-backed securities (due after
 five years through ten years).......     21,304      297       --        21,601
Mortgage-backed securities (due after
 ten years)..........................     94,788      705         7       95,486
Marketable equity securities.........          3       20       --            23
Mutual funds.........................     20,662       20        39       20,643
                                       ---------  -------     -----    ---------
                                       $ 151,157  $ 1,089     $  46    $ 152,200
                                       =========  =======     =====    =========
                                                   Held-to-Maturity
                                       -----------------------------------------
                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses     Value
                                       --------- ---------- ---------- ---------
United States Government obligations
 (due after one year through five
 years)..............................  $   3,000  $     3     $ --     $   3,003
United States Government obligations
 (due after five years through ten
 years)..............................      2,000        4       --         2,004
Mortgage-backed securities (due after
 ten years)..........................     70,199      989         9       71,179
                                       ---------  -------     -----    ---------
                                       $  75,199  $   996     $   9    $  76,186
                                       =========  =======     =====    =========

   Actual maturities of certain available-for-sale and held-to-maturity securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

   There were no derivative instruments (other than collateralized mortgage obligations, the majority of which are guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation), structured notes, inverse floating rate notes or interest or principal only strips in the Company's investment securities portfolio at December 31, 1998 or 1997.

   The proceeds from sales of mortgage-backed securities classified as available-for-sale in 1998 were $5,567, including gross realized gains of $4 and gross realized loss of $-0-. Proceeds from the sale of available-for-sale equity securities and mutual funds in 1998 totaled $36,980, including gross realized gains of $-0- and gross realized losses of $20. During 1997, proceeds from sales of mortgage-backed securities classified as available-for-sale were $34,675, including gross realized gains of $301 and gross realized losses of $92. The proceeds from sales of mutual funds in 1997 totaled $7,000, with no realized gain or loss. During 1996, proceeds from sales of mortgage-backed securities classified as available-for-sale were $33,819, including gross realized gains of $91 and gross realized losses of $230. During 1996, proceeds from the sale of available-for-sale equity securities totaled $430, including gross realized gains of $61 and gross realized losses of $-0-. There were no sales of U.S. Government, foreign government or corporate debt securities in 1998, 1997 or 1996.

   At December 31, 1998, investment securities with a carrying amount of $4,847 were pledged as collateral for Treasury Tax and Loan accounts and public deposits and $887 were pledged as collateral for borrowings.

5. Loans:

   The composition of the loan portfolio was as follows:

                                                              December 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
      Real estate mortgages:
        One- to four-family............................... $ 423,308  $ 396,390
        Multi-family......................................    16,056     13,497
        Commercial........................................   117,373     99,252
        Construction and land development.................     4,480      3,602
      Commercial and industrial...........................    41,516     33,699
      Home equity lines of credit.........................     6,736      3,003
      Other consumer loans................................    52,269     34,620
                                                           ---------  ---------
        Total loans, gross................................   661,738    584,063
      Deferred loan origination costs, net................     2,421      1,080
      Allowance for loan losses...........................   (12,301)   (14,031)
                                                           ---------  ---------
        Total loans, net.................................. $ 651,858  $ 571,112
                                                           =========  =========

   Changes in the allowance for loan losses were as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
      Balance at beginning of year................ $ 14,031  $  7,983  $ 11,597
      Provision for loan losses...................      600     9,100     6,400
      Loan charge-offs............................   (2,846)   (4,012)  (10,444)
      Loan recoveries.............................      516       960       430
                                                   --------  --------  --------
      Balance at end of year...................... $ 12,301  $ 14,031  $  7,983
                                                   ========  ========  ========

   The following table summarizes the Company's impaired loans.

                                     Measured by the   Measured by the
                                    Present Value of    Fair Value of
                                   Expected Cash Flows the Collateral   Total
                                   ------------------- --------------- -------
At December 31, 1998..............       $  126            $   845     $   971
Commercial loans and mortgages....
Residential mortgages and other
 loans measured collectively......          --               1,978       1,978
                                         ------            -------     -------
  Total impaired loans............       $  126            $ 2,823     $ 2,949
                                         ======            =======     =======
At December 31, 1997..............       $  183            $   927     $ 1,110
Commercial loans and mortgages....
Residential mortgages and other
 loans measured collectively......          --               1,720       1,720
                                         ------            -------     -------
  Total impaired loans............       $  183            $ 2,647     $ 2,830
                                         ======            =======     =======

   Impaired loans with no valuation allowance because the loans' fair value exceeds their carrying value totaled $2,070 at December 31, 1998 and $2,518 at December 31, 1997. Impaired loans with a corresponding valuation allowance totaled $879 at December 31, 1998 and $312 at December 31, 1997. The valuation allowance allocated to impaired loans was $290 at December 31, 1998 and $53 at December 31, 1997.

   The average recorded investment in impaired loans was approximately $3,216, $5,983 and $11,405 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, the Company recognized $22 of interest on impaired loans (during the portion of the year that they were impaired), all of which related to impaired loans for which interest income is recognized on the cash basis. In 1997 and 1996, the Company recognized $14 and $8 of interest on impaired loans (during the portion of the year that they were impaired), all of which related to impaired loans for which interest income is recognized on the cash basis.

6. Non-Performing Assets:

  The components of non-performing assets were as follows:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
Non-accrual loans................................................ $2,949 $2,830
Accruing loans past due 90 days or more..........................    --     --
                                                                  ------ ------
  Total non-performing loans.....................................  2,949  2,830
Foreclosed real estate owned, net................................    902  1,204
                                                                  ------ ------
  Total non-performing assets.................................... $3,851 $4,034
                                                                  ====== ======

   Non-accrual loans are defined as loans past due ninety days or more, loans which management believes will not be repaid in full, and loans which are ninety days or more past contractual maturity.

   The Company completed its Accelerated Asset Disposition Plan ("ADP") on July 17, 1996, disposing of $18.13 million in problem assets. As part of the ADP, the Company added $3.60 million in additional loan loss provisions and had additional write-downs of $2.65 million on foreclosed real estate owned during the second quarter of 1996.

   The reductions in interest income associated with non-accrual loans were as follows:

                                                      Years ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
Income in accordance with original terms............ $    188 $    217 $    517
Income recognized...................................       22       14        8
                                                     -------- -------- --------
Reduction in interest income........................ $    166 $    203 $    509
                                                     ======== ======== ========

   The components of foreclosed real estate owned expenses (including subsidiaries holding foreclosed properties) were as follows:

                                                        Years ended December
                                                                 31,
                                                        ----------------------
                                                         1998    1997   1996
                                                        -------  -------------
Expenses of holding and operating foreclosed real
 estate owned.......................................... $   372  $ 425 $   600
Net (gains) losses on sale of foreclosed real estate
 owned.................................................    (103)    67      48
Write-downs and provisions.............................     188     54   3,444
                                                        -------  ----- -------
  Total foreclosed real estate owned expense........... $   457  $ 546 $ 4,092
                                                        =======  ===== =======

   Changes in the foreclosed real estate owned valuation reserve were as follows:

                                                      Years ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
Valuation reserve at beginning of year.............. $    --  $    --  $    --
Write-downs and net losses on sale..................       15      121    3,492
Provision...........................................       85      121    3,492
                                                     -------- -------- --------
Valuation reserve at end of year.................... $     70 $    --  $    --
                                                     ======== ======== ========

7. Bank Premises and Equipment:

   Cost and accumulated depreciation and amortization of the various categories of Company premises and equipment were as follows:

                                December 31, 1998         December 31, 1997
                            ------------------------- -------------------------
                                       Accumulated               Accumulated
                                     Depreciation and          Depreciation and
                              Cost     Amortization     Cost     Amortization
                            -------- ---------------- -------- ----------------
Bank premises and land..... $  1,976     $ 1,239      $  1,976     $ 1,172
Leasehold improvements.....    5,665       3,200         5,272       2,900
Furniture and equipment....    6,216       4,785         5,929       4,282
                            --------     -------      --------     -------
                            $ 13,857     $ 9,224      $ 13,177     $ 8,354
                            ========     =======      ========     =======

   The Bank, through its wholly-owned subsidiary, Eighty Pearl Street Corp. (the "Corporation"), has a 50% interest in the Pearl Street Associates Limited Partnership (the "Partnership") which owns the building that houses the Bank's headquarters. The Bank's investment in the Partnership is accounted for under the equity method of accounting. During 1998 and 1997, the Bank received dividend distributions from the Partnership of $1,613 and $1,375, respectively.

   Refer to Note 23 "Subsequent Events" for additional information.

8. Deposits:

                                                             December 31,
                                                           -----------------
                                                             1998     1997
                                                           -------- --------
      Savings:
        Regular........................................... $105,067 $107,146
        Other.............................................      138      161
      Certificates of deposit.............................  408,451  398,433
      Money Market:
        Checking..........................................   43,087   36,361
        Savings...........................................   60,478   53,609
                                                           -------- --------
          Total savings and time deposits.................  617,221  595,710
      Demand deposits.....................................   88,974   71,854
                                                           -------- --------
        Total............................................. $706,195 $667,564
                                                           ======== ========

   The following table presents the amounts of certificates of deposit of the Company at December 31, 1998 maturing during the periods reflected below and the weighted average rates of such accounts.

                                                              Weighted Average
                                                     Amount    Interest Rate
                                                    --------- ----------------
Certificates of deposit maturing during the 12
 months ending:
  December 31, 1999................................ $ 318,410        4.74 %
  December 31, 2000................................    60,566        5.50
  December 31, 2001................................    10,929        5.67
  Thereafter.......................................    18,546        5.82
                                                    ---------
Total.............................................. $ 408,451        4.93 %
                                                    =========     =======

   The following table presents the maturities of the Company's certificates of deposit in amounts of $100,000 or more at December 31, 1998 by time remaining to maturity.

                                                                        Maturing
                                                                        --------
      Three months or less............................................. $42,102
      Over three through six months....................................  14,332
      Over six through twelve months...................................  10,796
      Over twelve months...............................................  14,158
                                                                        -------
       Total........................................................... $81,388
                                                                        =======

   On March 18, 1998, the Bank announced the purchase of the East Hartford and West Hartford branches of Chase Manhattan Bank. The transaction was approved by state and federal agencies. The purchase included all retail and small business deposits totaling approximately $23,000 and loans totaling approximately $700 of the two branches. This purchase brings to 16 the number of full-service offices Mechanics Savings Bank operates in Central Connecticut. Mechanics converted the two Chase Manhattan branches to Mechanics offices on July 11, 1998. Goodwill of $818 was recorded as a result of the purchase and is being amortized over seven years.

9. Borrowings:

   Descriptions of the advances from the Federal Home Loan Bank of Boston and the repayment schedule were as follows:

        Maturity Date         Interest Rate  December 31, 1998 December 31, 1997
        -------------         -------------  ----------------- -----------------
January 6, 1998..............          5.59%         $     --           $ 16,000
March 1, 1999................          6.35                --              5,000
March 3, 1999................          5.13             10,000               --
July 1, 1999.................          6.15                --             13,000
August 19, 1999..............          4.94             10,000               --
August 25, 1999..............          6.00                --              7,000
November 15, 1999............          4.94              7,000               --
June 7, 2000.................          4.85             10,000               --
October 20, 2000.............          6.21             10,000            10,000
October 20, 2000.............          6.24             20,000            20,000
November 30, 2000............          6.61                --              8,000
February 27, 2001............          5.71              7,000               --
December 15, 2001............          5.95             10,000            10,000
November 7, 2002 *...........          5.71             30,000            30,000
March 12, 2003...............          5.78              8,745               --
October 21, 2003.............          4.19              5,000               --
November 3, 2004 *...........          5.80             10,000            10,000
January 10, 2008 *...........          4.99             15,000               --
May 8, 2008 *................          5.52             10,000               --
June 4, 2008 *...............          5.52             10,000               --
October 6, 2008..............          4.49              7,000               --
December 8, 2008.............          4.33             20,000               --
April 8, 2013 *..............          5.49%            10,000               --
                                                     ---------          --------
                                                     $ 209,745          $129,000
                                                     =========          ========

--------
*  initial call dates ranging from January 1999 to April 2003

   During 1998, the Bank prepaid four FHLB advances totaling $33,000 carrying a weighted average rate of 6.26% which resulted in $392 in prepayment penalties. The Bank has committed to borrow $10,000 from the FHLB in March 1999 at an interest rate of 3.99% with an original maturity date of March 24, 2014. This advance is callable beginning in March 2000 and quarterly thereafter. In addition, the Bank has committed to borrow $20,000 from the FHLB in November 1999 at an interest rate of 5.12% with a term of three months.

   The Bank has access to a pre-approved line of credit up to approximately $15,000 and the capacity to borrow up to 40% of the Bank's total assets. In accordance with an agreement with the Federal Home Loan

Bank of Boston, the Bank is required to maintain qualified collateral, as defined in the FHLB Statement of Credit Policy, free and clear of liens, pledges and encumbrances as collateral for the advances.

   In addition, the ESOP borrowed $1,200 from an unaffiliated institution to purchase shares of the Company's stock for the ESOP in conjunction with the Conversion. This borrowing had an outstanding balance of $480 at December 31, 1998 and $720 at December 31, 1997. The loan's final principal payment is due on December 31, 2000. The loan carries an interest rate equal to the prime rate. The Bank has fully guaranteed this borrowing.

10. Investment Brokerage Services:

   The Bank offers investment products and services to its customers through its wholly-owned subsidiary, MIS. The program, which began in 1986, has evolved from its original emphasis on transactional business to its current focus on relationship business including asset allocation accounts with wrap fees. In 1996, the Bank hired additional staff and formed the subsidiary, MIS, with the intent of becoming its own broker/dealer in 1997. On July 2, 1997, MIS became licensed as a broker/dealer and registered investment advisor. MIS is regulated by the NASD and is a member of the Security Investors Protection Corporation ("SIPC"). MIS offers a wide variety of investments products, including mutual funds, stock and bonds as well as investment advisory services. MIS also offers fixed and variable annuity products and is licensed as an insurance agency in the State of Connecticut. MIS earns its commissions by selling investment products and by providing investment advisory services to its customers. Commissions, salaries and benefits expense related to this service approximated $1,764, $1,994 and $1,113 in 1998, 1997 and 1996, respectively.

11. Employee Benefits:

   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS No. 132") This statement revised employers' disclosure about pension and other post retirement benefits, however, it does not change the measurement or recognition of those plans. This statement standardized disclosure requirements to the extent practicable, requires additional information on changes in the benefits obligations and fair value of plans assets, and eliminates certain disclosure requirements of SFAS No. 87 "Employers Accounting for Pensions", SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions." This statement also permits reduced disclosure for nonpublic entities. SFAS No. 132 is effective for fiscal years beginning after December 31, 1997 and restatement of disclosures for earlier periods provided for comparative purposes is required unless the information for comparative purposes is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. The adoption of SFAS 132 has not impacted the Company's disclosures about pension plans for the Company, as SFAS 132 did not change the disclosures for defined contribution pension plans.

   On November 1, 1990, the Company instituted a defined contribution pension plan including all employees who have completed one year of service, have attained age 21, and have worked a minimum of 1,000 hours during the plan year. The Company makes annual contributions based on a percentage of the total payroll for eligible employees. Pension expense related to the plan for the years ended December 31, 1998, 1997 and 1996 was $546, $480 and $110,
respectively.

   Effective January 1, 1987, the Company adopted the Mechanics Savings Bank 401(k) Plan. The Bank is also the trustee for the 401(k) Plan. Employees of the Bank who have attained age 21, completed one year of service and worked a minimum of 1,000 hours during the plan year are eligible for the 401(k) Plan. Each employee who elects to participate in the 401(k) Plan authorizes a payroll deduction of an amount not less than 2% or greater than 15%, in increments of 1% of compensation (as defined), for contribution to his or her account in the 401(k) Plan. The employer's matching contribution of each participant's contribution up to 5% of the participant's compensation was 25% in 1998, 25% in 1997 and -0-% in 1996.

   The Company's contribution to the 401(k) Plan was $82, $73, and $-0- for the years ended December 31, 1998, 1997 and 1996, respectively. As directed by each individual participant, the 401(k) Plan's investments are in a certificate of deposit held at the Bank, MECH Financial, Inc. common stock and several mutual funds.

   On December 14, 1987 the Company adopted a non-qualified Long Term Deferred Incentive Plan ("LTDIP") for its executive officers. The LTDIP, as amended, awards a bonus to executive officers based upon a formula approved by the Board of Directors. Amounts are awarded after the end of each fiscal year and can be deferred into the plan or paid out. During 1998, all executives chose a direct payout. Therefore, no deferrals occurred during 1998. Deferred awards under the LTDIP recorded as compensation expense were $151 and $78 in 1997 and 1996, respectively. If a participant dies while serving as an executive of the Company, the amount payable to the participant's beneficiary is the amount equal to the participant's projected retirement benefit (as defined in the LTDIP) if the Company has acquired and continues to maintain a corporate life insurance policy on the life of the participant at the time of death (see below).

   Effective July 1, 1997, the Company adopted an Outside Director Deferred Compensation Plan ("DDCP"). The DDCP allows a director to defer the receipt of all or a specified amount or percentage of director and retainer fees, and have earnings accrue on such amounts at the prime rate or at a rate equivalent to the appreciation in the Company's stock price over the period of time for which the fees are in the DDCP. All amounts in the DDCP are fully vested and nonforfeitable at all times. If a participant dies while serving as an outside director of the Company, the amount payable to the participant's beneficiary is the amount equal to the participant's projected retirement benefit (as defined in the DDCP) if the Company has acquired and continues to maintain a corporate life insurance policy on the life of the participant at the time of death (see below).

   During 1997, the Company invested $15.7 million in universal cash surrender value life insurance. Twenty polices were acquired on the lives of seven executive officers and six directors and are designed to recover the costs of the Company's LTDIP and DDCP. The policy death benefit also indemnifies the Company against the death benefit provision of these benefit plans. The policies were paid with a single premium and have a combined death benefit of $41.3 million. Policy cash values earn interest at a current rate of between 5.4%--6.0% and policy mortality costs are charged against the cash value monthly. There are no loads or surrender charges associated with the policies.

   As part of the Conversion from a mutual to a capital stock savings bank, the Board of Directors adopted a leveraged ESOP. The ESOP purchased 120,000 shares of stock issued as part of the Conversion. The ESOP is subject to the eligibility, funding, participation, fiduciary, reporting and disclosure requirements of ERISA. Under existing circumstances all Company employees are eligible to participate in the ESOP once they have attained age 21 and completed one year of service (which requires employment for 1,000 or more hours in a period of twelve consecutive months, including pre-Conversion service). The stock will be allocated to the accounts of the Company's employees participating in the ESOP over five years. At both December 31, 1998 and December 31, 1997, 24,000 shares were allocated to employees in connection with the ESOP. The Company recognized expense of $662, $498 and $377 during 1998, 1997 and 1996, respectively, relating to the ESOP. The expenses were calculated based on the average closing stock price for the years ended December 31, 1998 and December 31, 1997. Cash dividends are allocated to the individual participants based on the number of allocated common shares in each participants account.

   During 1996, the Board of Directors of the Company adopted the 1996 Officer Stock Option Plan (the "Officer Option Plan") and a separate 1996 Director Stock Option Plan (the "Director Option Plan") which is similar in many respects to the Officer Option Plan. Both plans were approved by the stockholders of the Company at the first annual meeting of stockholders which was held on April 23, 1997. Because the Director Option Plan contains many of the same provisions as the Officer Option Plan, the following description of the Officer Option Plan is applicable to the Director Option Plan, except as otherwise indicated.

   The number of shares of authorized but unissued stock to be reserved under the Officer Option Plan and the Director Option Plan is 423,200 and 105,800 respectively. The option exercise price will not be less than the greater of par value or the "fair market value" of the Company's Stock (as defined) on the date of grant. The maximum option term will be 10 years from the date of grant. However, upon the occurrence of various changes in capitalization, including a change in control of the Company, and unless otherwise provided for in such transaction, all options outstanding shall fully vest. The options are exercisable over a ten-year period, and generally vest over four to five years. However, all of the 145,000 shares granted in 1998 were exercisable at December 31, 1998.

   Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and basic and diluted EPS for the years ended December 31, would have been reduced to the pro forma amounts indicated below.

                                                                  1998
                                                         -----------------------
                                                           Net    Basic  Diluted
                                                          Income   EPS     EPS
                                                         -------- ------ -------
As reported............................................. $  8,696 $ 1.66 $ 1.63
Pro forma............................................... $  7,888 $ 1.51 $ 1.48
                                                                  1997
                                                         -----------------------
                                                           Net    Basic  Diluted
                                                          Income   EPS     EPS
                                                         -------- ------ -------
As reported............................................. $ 13,076 $ 2.52 $ 2.49
Pro forma............................................... $ 12,761 $ 2.52 $ 2.43

   At December 31, 1996, the Company could not determine the fair value estimate of these shares and the subsequent pro forma effect on net income since the grant price of the options issued was not determined until the April 23, 1997 stockholders' meeting. Therefore, net income and EPS for the year ended December 31, 1996 under SFAS 123 were the same as that disclosed in the consolidated financial statements.

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected option term of 4 years, expected volatility of 30%, dividend yield of 3.6% and a risk-free interest rate of 5.4--5.6% for the year ended December 31, 1998. For the year ended December 31, 1997, the assumptions were an expected option term of 5 years, expected volatility of 25%, dividend yield of 2.5% and a risk-free interest rate of 6.2%.

   A summary of the status of the Company's stock option plans as of December 31, 1998 and 1997 and the changes during the year ending on those dates is presented below.

                         For the year Average Price For the year Average Price
                          ended 1998    Per Share    ended 1997    Per Share
                         ------------ ------------- ------------ -------------
Balance at January 1,...    335,666      $17.59        265,000      $17.50
Granted.................    145,000       27.05         81,666       17.89
Exercised...............     (4,666)      17.50         (3,266)      17.50
Canceled................     (4,000)      17.50         (7,734)      17.50
                           --------                   --------
Balance at year end.....    472,000      $20.50        335,666      $17.59
                           ========                   ========
Options exercisable at
 year end ..............    338,534      $21.63        132,134      $17.55
Weighted average fair
 value of options
 granted................   $   5.38                   $   4.68

   As of December 31, 1998, there were 472,000 options outstanding. There were 320,334 options at $17.50, 6,666 options at $22.25, 124,500 options at $26.625 and 20,500 options at $29.625. The outstanding options had a weighted average remaining contractual life of 8.10 years. An additional 49,068 and 190,068 shares were available for future grants at December 31, 1998 and December 31, 1997, respectively.

12. Earnings Per Share:

   The following is a reconciliation of the denominators of the basic and diluted EPS computations.

                                                  For the years ended December 31,
                                                  -------------------------------
                                                     1998      1997      1996
                                                   --------- --------- ---------
Basic EPS......................................... 5,222,968 5,195,224 5,170,066
Effect of dilutive stock options..................   109,231    47,197       --
                                                   --------- --------- ---------
Diluted EPS....................................... 5,332,199 5,242,421 5,170,066
                                                   ========= ========= =========

   There were no adjustments to net income and no antidilutive stock options for the years ended December 31, 1998, 1997 and 1996.

13. Comprehensive Income:

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (such as changes in net unrealized gain
(loss) on securities). Comprehensive income includes net income and any change in net equity of a business enterprise during a period from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized gain (loss) on securities. The components of comprehensive income for the years ended December 31, 1998, 1997 and 1996 are included in the Consolidated Statement of Changes in Stockholders' Equity.

   The following table represents components and the related tax effects allocated to other comprehensive income for the years ended December 31, 1998, 1997 and 1996:

                                    For the year ended December 31, 1998
                                    --------------------------------------
                                     Before           Tax          Net of
                                       Tax         (Expense)         Tax
                                     Amount         Benefit        Amount
                                   -----------   --------------  ---------
Net unrealized gains (losses) on
 securities arising during the
 period........................... $   (594)   $        238   $      (356)
Less: reclassification adjustment
 for gains realized in net
 income...........................        4              (2)            2
Adjustment to tax rate on prior
 periods' net unrealized gains on
 securities ......................      --               21            21
Accretion of unrealized loss on
 securities transferred from
 available-for-sale to held-to-
 maturity.........................      179             (80)           99
                                   -----------    ------------   -----------
Other comprehensive income........ $   (419)      $     181      $   (238)
                                   ===========    ============   ===========
                                    For the year ended December 31, 1997
                                    ------------------------------------
                                     Before           Tax          Net of
                                       Tax         (Expense)         Tax
                                     Amount         Benefit        Amount
                                   -----------   --------------  -----------
Net unrealized gains (losses) on
 securities arising during the
 period........................... $    245    $       (338)  $       (93)
Less: reclassification adjustment
 for gains realized in net
 income...........................      281            (118)          163
Change in tax effect on prior
 periods' net unrealized gains on
 securities.......................      --              285           285
Accretion of unrealized loss on
 securities transferred from
 available-for-sale to held-to-
 maturity.........................       75             (27)           48
                                   -----------    ------------   -----------
Other comprehensive income........ $     39       $      38      $     77
                                   ===========    ============   ===========

                          For the year ended December 31, 1996
                          ----------------------------------------
                           Before            Tax          Net of
                             Tax          (Expense)         Tax
                           Amount          Benefit        Amount
                         -------------  --------------  ----------
Net unrealized gains
 (losses) on securities
 arising during the
 period................. $   1,129    $       (472)  $       657
Less: reclassification
 adjustment for gains
 realized in net
 income.................       122             (50)           72
Transfer of losses on
 available-for-sale
 securities to held-to-
 maturity securities....      (449)            121          (328)
Accretion of unrealized
 loss on securities
 transferred from
 available-for-sale to
 held-to-maturity.......        16              (5)           11
                         -------------    ------------   -----------
Other comprehensive
 income................. $     574        $   (306)      $   268
                         =============    ============   ===========

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

   During 1996, the Company reclassified certain securities from available-for-sale to held-to-maturity.

14. Leases:

   Rental expense for operating leases amounted to $1,734, $1,710 and $1,673 in 1998, 1997 and 1996, respectively. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1998:

     1999................................................................ $1,448
     2000................................................................  1,385
     2001................................................................  1,349
     2002................................................................  1,306
     2003................................................................    975
     Thereafter..........................................................    148
                                                                          ------
                                                                          $6,611
                                                                          ======

   Renewal options are available for periods ranging from five to fifteen years.

15. Income Taxes:

   The components of income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                           1998   1997    1996
                                                          ------ -------  -----
Current:
  Federal................................................ $2,797  $1,437  $(316)
  State..................................................    142     165     50
                                                          ------ -------  -----
  Total current..........................................  2,939   1,602   (266)
                                                          ------ -------  -----
Deferred:
  Federal................................................  2,070     919    175
  State..................................................  1,076    (667)   317
  Valuation allowance....................................  1,185  (9,662)  (492)
                                                          ------ -------  -----
  Total deferred.........................................  4,331  (9,410)   --
                                                          ------ -------  -----
                                                          $7,270 $(7,808) $(266)
                                                          ====== =======  =====

   The following is a reconciliation of the expected federal income tax expense to the actual income tax expense (benefit) for the years ended December 31.

                                                         1998    1997    1996
                                                        ------  -------  -----
Income tax expense at statutory rate of 34%............ $5,429   $1,791   $298
Increase (decrease) resulting from:
  Connecticut corporation tax, net of federal tax
   benefit.............................................    804     (331)    33
  Dividends received deduction.........................    (43)      (4)    (4)
  Change in deferred tax valuation allowance...........  1,185   (9,662)  (492)
  Amendment of prior years' tax returns ...............    --       501    --
  Other items, net.....................................   (105)    (103)  (101)
                                                        ------  -------  -----
Income tax expense (benefit)........................... $7,270  $(7,808) $(266)
                                                        ======  =======  =====

   The significant components of the Company's net deferred tax assets (tax effected) at December 31, 1998 and 1997 were as follows:

                                                                  1998   1997
                                                                 ------ -------
      Deferred tax assets:
       Allowance for loan losses................................ $4,900 $ 6,133
       Alternative minimum tax credits..........................  1,169   1,256
       Net operating loss carryforwards.........................    729   3,169
       Deferred compensation....................................    623     454
       Investments in real estate...............................     64     133
       Securities mark to market................................    --      295
       Accrued and other items..................................    376     221
                                                                 ------ -------
        Total deferred tax assets...............................  7,861  11,661
                                                                 ------ -------
      Deferred tax liabilities:
       Deferred mortgage fees...................................    959     464
       Bad debt recapture.......................................    372     538
       Unrealized net gains on securities.......................    107     288
       State taxes..............................................    --      994
       Other....................................................    266     255
                                                                 ------ -------
        Total deferred tax liabilities..........................  1,704   2,539
                                                                 ------ -------
      Net deferred tax assets before valuation allowance........  6,157   9,122
      Valuation allowance.......................................  1,185     --
                                                                 ------ -------
        Net deferred tax assets................................. $4,972 $ 9,122
                                                                 ====== =======

   The Company only recognizes a deferred tax asset when, based upon available evidence, realization is more likely than not. During 1998, the Company recorded a valuation allowance of $1,185 against its state deferred tax asset in connection with the creation of MMC which will qualify and operate as a Connecticut passive investment company pursuant to legislation enacted in May 1998. Because it is expected to earn sufficient income from the passive investment company subsidiary and its dividends to the parent are exempt from Connecticut Corporation Business Tax, the Company no longer expects to recognize its state deferred tax assets. At December 31, 1997 the Company recorded no valuation allowance against its deferred tax assets based on sufficient expected taxable income to realize the recorded amounts.

   At December 31, 1996, the Company had fully reserved net deferred tax assets of $9,662. Management concluded a 100% valuation against the net deferred tax asset was deemed necessary, as the recency of operating losses, caused primarily by credit costs, more than offset the impact of improved earnings and lower non-performing assets in the last six months of 1996. In the second quarter of 1997, the Company recorded a deferred tax benefit of $10.33 million primarily attributable to the reversal of its valuation allowance on its net deferred tax assets. Based on three consecutive prior quarters of income and projections for the second half of 1997 and 1998 that indicated continued profitability, the Company determined that it was more likely than not that it would realize its net deferred tax assets. The Company reviews the net deferred tax asset and its valuation allowance on a quarterly basis.

   The allocation of total tax expense (benefit) involving items charged to current year income and items charged directly to capital for the years ended December 31, are as follows:

                                                                 1998   1997
                                                                ------ -------
      Tax expense allocated to capital......................... $  107 $   288
      Tax expense (benefit) allocated to income................  7,270  (7,808)
                                                                ------ -------
      Total tax expense (benefit).............................. $7,377 $(7,520)
                                                                ====== =======

   Pursuant to the Small Business Job Protection Act of 1997, the Company has changed its method of accounting with respect to its tax bad debt reserves. The change resulted in taxable income of approximately $1,880 which will be recognized ratably over a six year period. A deferred tax liability has been established for the unrecognized portion.

   The Company has not provided deferred taxes for the tax reserve for bad debts of approximately $9,050 that arose in tax years beginning before 1988 because it expected that the requirements of Section 593, as amended by the Small Business Protection Act of 1997, will be met in the foreseeable future.

     At December 31, 1998, the Company has $475 in federal net operating loss carryforwards which expire in 2006. At December 31, 1998, the Company had $10,123 in state net operating loss carryforwards for tax return purposes of which $4,766 expires in 2000 and $5,357 expires in 2001. Due to the establishment of the passive investment company, the Company does not expect to recognize the benefits of the state net operating loss carryforwards and recorded a valuation allowance in 1998. The net operating loss carryforwards reflect the utilization of approximately $4,402 and $12,068 of federal and state net operating losses, respectively, for the year ended December 31, 1998.


16. Commitments and Contingencies:

   The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Company to credit risk in excess of the amount recognized in the Statement of Condition.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Total credit exposure related to these items is summarized below.

                                                                Contract Amount
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
    Loan commitments:
      Mortgage and equity loan commitments..................... $29,386 $11,733
      Unadvanced portion of construction loans.................   1,777   1,284
      Unadvanced portion of:
        Commercial lines of credit.............................  21,875  17,483
        Home equity lines of credit............................   7,901   3,754
        Overdraft protection...................................     121     325
      Standby letters of credit................................     350     742
                                                                ------- -------
                                                                $61,410 $35,321
                                                                ======= =======

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held is primarily residential property. Interest rates on home equity lines of credit are variable for a term of 10 years. All other commitments are a combination of fixed and variable rates with maturities of one year or more.

   Commitments to sell to investors are contracts for delayed delivery of first mortgage loans in which the Company agrees to make delivery at a specified future date at a specified price or yield. The Company controls the risk of nonperformance of investors by periodically monitoring the investors' financial condition. The Company controls the interest rate risk of commitments to extend credit to mortgagors by receiving purchase commitments at yields which fluctuate with interest rates. As of December 31, 1998 and 1997, the Company had -$0- and $914 in commitments to sell to investors, respectively.

   The Company and its subsidiaries are defendants in proceedings arising out of, and incidental to, activities conducted in the normal course of business. In the opinion of management, resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

17. Dividends:

   During 1998, the Company issued three quarterly dividends of $0.15 per share of its common stock. These dividends were paid on May 15, 1998 to shareholders of record on May 1, 1999, on August 17, 1998 to shareholders of record on August 3, 1998 and on November 16, 1998 to shareholders on record on November 2, 1998. In addition, on January 19, 1999, the Company declared a dividend of $0.15 per share of its common stock. This dividend was paid on February 8, 1999 to shareholders of record on January 25, 1999.

18. Recent Accounting Pronouncements:

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

19. Regulatory Matters:

   The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). As of December 31, 1998, the Company meets all capital adequacy requirements to which it is subject.

   At December 31, 1998 and December 31, 1997, the Company was classified, as of its most recent notification, as "well capitalized".

   The Company's capital position is outlined below.

                                                                                   To Be Well Capitalized
                                                                                   Under Prompt Corrective
                             Actual         For Capital Adequacy Purposes             Action Provisions
                         --------------     ----------------------------------     ---------------------------
                          Amount  Ratio         Amount              Ratio             Amount         Ratio
                         -------- -----     ----------------    --------------     ------------    -----------
As of December 31, 1998
 Tier one leverage...... $ 94,304  9.63%      >=  $39,190         >=  4.00%        >=  $48,987      >=  5.00%
 Tier one risk-based.... $ 94,304 14.49%      >=  $26,037         >=  4.00%        >=  $32,546      >=  5.00%
 Total risk-based....... $102,492 15.75%      >=  $52,073         >=  8.00%        >=  $65,091      >= 10.00%

As of December 31, 1997
 Tier one leverage...... $ 84,027  9.74%      >=  $34,512         >=  4.00%        >=  $43,140      >=  5.00%
 Tier one risk-based.... $ 84,027 16.49%      >=  $20,381         >=  4.00%        >=  $25,477      >=  5.00%
 Total risk-based....... $ 90,491 17.76%      >=  $40,762         >=  8.00%        >=  $50,953      >= 10.00%

   On a regular basis, the Company and /or its subsidiaries are examined by the Connecticut State Banking Department, the Federal Reserve Bank and the FDIC.

   The Federal Deposit Insurance Corporation Insurance Act ("FDICIA") was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

   On June 25, 1996, the Bank converted from mutual to stock ownership. At the time of the Conversion, the Bank established a liquidation account in an amount equal to the Bank's capital accounts at May 31, 1996 ($25,476). The liquidation account is being maintained for the benefit of those deposit account holders who qualified as eligible account holders at the time of the Conversion and who have continued to maintain their eligible deposit accounts with the Bank following the Conversion. The liquidation account, which totaled $17,944 at December 31, 1998 and $18,884 at December 31, 1997, is reduced annually by an amount proportionate to the decrease in eligible deposit accounts. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive their proportionate interest in the liquidation account, after the payment of all creditor's claims, but before any distributions on the Bank's common stock.

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

20. Disclosures About Fair Value Of Financial Instruments:

   Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments"("SFAS 107"), requires that the Company disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, deposits, securities, Federal Home Loan Bank advances and other items as defined in SFAS 107.

   Fair value estimates are intended to represent estimates of the amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in a forced liquidation. However, in many instances current exchange prices are not available for certain of the Company's financial instruments. Accordingly, the Company uses other valuation techniques to estimate the fair values of its financial instruments such as discounted cash flow methodologies and other methods allowable under SFAS 107.

   Fair value estimates are subjective in nature and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. In addition, because SFAS 107 allows a wide range of valuation techniques, it may be difficult to compare the Company's fair value information to independent markets or to other financial institutions' fair value information.

   The Company generally holds its earning assets to maturity and settles its liabilities at maturity. However, fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Accordingly, as assumptions change, such as interest rates, fair value estimates change and these amounts could not necessarily be realized in an immediate sale. In addition, differences between carrying values under historical cost accounting and fair value estimates can be significant and, in particular, such differences arise in the loan portfolio, where the net carrying value represents management's estimate of ultimate recoverable amounts versus fair value estimates that represent a theoretical exchange value based on current market conditions.

   SFAS 107 does not require disclosures about fair value information for items that do not meet the definition of a financial instrument or certain other financial instruments specifically excluded from its requirements. These items include core deposit intangibles and other customer relationships, premises and equipment, leases, income taxes, foreclosed properties, investments accounted for under the equity method of accounting and capital accounts. Furthermore, SFAS 107 does not attempt to value future income or business. These items are material and, accordingly, the fair value information presented does not purport to represent, nor should it be construed to represent the underlying "market" or franchise value of the Company.

   The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

 Cash And Due From Banks, Accrued Interest Receivable, Short-Term Investments And Federal Home Loan Bank Stock

   These items are generally short-term in nature; accordingly, the carrying amounts are reasonable approximations of fair values.

 Available-For-Sale Securities

   Available-for-sale securities are carried at market value. Such values are generally based on quoted market prices.

 Held-To-Maturity Securities

   Fair values for held-to-maturity securities are based upon quoted market prices. For items in which no quoted market price exists, the carrying amount is a reasonable estimate of fair value.

 Loans

   For commercial loans whose interest rates adjust at time intervals greater than one year or are fixed, fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. For commercial loans whose interest rates adjust at time intervals of less than one year, the carrying amounts are a reasonable estimate of fair value.

   For residential real estate mortgages and loans held-for-sale, the fair values are based upon quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

   For installment loans, fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

   For non-accrual loans which are not collateral dependent, fair value is estimated by discounting the expected future cash flows using the interest rate at the time the loan went into non-accrual status. For non-accrual loans which are collateral dependent, the fair value of the collateral is obtained from independent appraisals.

 Cash Surrender Value Life Insurance

   Cash surrender value life insurance is carried at market value. Such value is calculated as the initial premium plus appreciation, less mortality costs.

 Deposits

   The fair value of demand deposits, savings accounts, money market deposits and fixed-maturity certificates of deposit of six months or less is the amount payable on demand on the balance sheet date. The fair value of fixed-maturity certificates of deposit of greater than six months and individual retirement accounts is estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities.

 Federal Home Loan Bank Borrowings

   The fair value of advances maturing in six months or less is the amount payable to the Federal Home Loan Bank. The fair value of advances maturing in greater than six months is estimated by discounting the expected future cash flows using the rates currently offered for advances with similar remaining maturities.

 Commitments To Extend Credit And Standby Letters Of Credit

   The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter-parties or on the estimated cost to terminate them or to otherwise settle with the counter-parties. The fair value of commitments was immaterial at December 31, 1997 and 1998.

   The estimated fair values of the Company's financial instruments at December 31, were as follows:

                                                1998                1997
                                         ------------------- -------------------
                                         Carrying Estimated  Carrying Estimated
                                          Amount  Fair Value  Amount  Fair Value
                                         -------- ---------- -------- ----------
Financial Assets:
  Cash and due from banks............... $ 20,567  $ 20,567  $ 22,884  $ 22,884
  Short-term investments................    1,420     1,420    10,140    10,140
  Available-for-sale securities.........  205,711   205,711   152,200   152,200
  Held-to-maturity securities...........   80,306    80,873    75,199    76,186
  Federal Home Loan Bank stock..........   10,487    10,487     6,450     6,450
  Loans, net............................  651,858   684,009   571,112   596,378
  Loans held-for-sale...................      --        --      1,922     1,922
  Accrued interest receivable...........    4,957     4,957     4,347     4,347
  Cash surrender value life insurance...   16,873    16,873    16,053    16,053
Financial Liabilities:
  Deposits..............................  706,195   709,554   667,564   653,311
  Borrowings............................  210,225   205,496   129,720   114,175
  Accrued interest payable..............      978       978       673       673

21. Selected Quarterly Consolidated Financial Information (unaudited):

   The following table presents quarterly financial information of the Company for 1998 and 1997.

                         Fourth   Third  Second   First  Fourth   Third  Second    First
                         Quarter Quarter Quarter Quarter Quarter Quarter Quarter  Quarter
                          1998    1998    1998    1998    1997    1997    1997     1997
                         ------- ------- ------- ------- ------- ------- -------  -------
Interest and dividend
 income................. $16,871 $16,656 $16,475 $15,704 $15,064 $14,507 $14,223  $13,521
Interest expense........   8,633   8,589   8,598   8,108   7,797   7,194   6,826    6,236
                         ------- ------- ------- ------- ------- ------- -------  -------
Net interest income.....   8,238   8,067   7,877   7,596   7,267   7,313   7,397    7,285
Provision for loan
 losses.................     --      --      300     300     300     600   6,500    1,700
                         ------- ------- ------- ------- ------- ------- -------  -------
Net interest income
 after provision for
 loan losses............   8,238   8,067   7,577   7,296   6,967   6,713     897    5,585
Other income............   2,040   2,076   2,117   2,391   1,926   1,953   1,973    2,442
Write-downs and net
 losses on sale of
 foreclosed real estate
 owned..................     --      --       25      60       1     --       70       50
Other expenses..........   6,181   5,856   5,591   6,123   5,683   5,565   6,004    5,815
                         ------- ------- ------- ------- ------- ------- -------  -------
Income (loss) before
 income taxes...........   4,097   4,287   4,078   3,504   3,209   3,101  (3,204)   2,162
Income tax expense
 (benefit)..............   2,746   1,632   1,552   1,340   1,206   1,191 (10,328)     123
                         ------- ------- ------- ------- ------- ------- -------  -------
Net income.............. $ 1,351 $ 2,655 $ 2,526 $ 2,164 $ 2,003 $ 1,910 $ 7,124  $ 2,039
                         ======= ======= ======= ======= ======= ======= =======  =======
Earnings per share
  Basic................. $  0.26 $  0.51 $  0.48 $  0.41 $  0.39 $  0.37 $  1.37  $  0.39
  Diluted............... $  0.25 $  0.50 $  0.47 $  0.41 $  0.38 $  0.36 $  1.37  $  0.39
Weighted average
 outstanding shares
  Basic.................   5,224   5,223   5,223   5,222   5,198   5,195   5,194    5,194
  Diluted...............   5,321   5,303   5,364   5,300   5,305   5,268   5,202    5,198

   During the fourth quarter of 1998, the Company recorded a $1,185 valuation allowance on its deferred state tax assets due to the creation of a passive investment company. During the second quarter of 1997, the Company recorded $6,500 in provisions for loan losses. With intense competition in a continued sluggish Central Connecticut economy, management believed that increasing the allowance for loan losses and the reserve coverage ratios while maintaining high credit quality were prudent strategies to implement. In addition during the second quarter of 1997, the Company recognized a tax benefit of $10.33 million primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projection for the second half of 1997 and 1998 that indicated continued profitability, the Company determined that it was more likely than not that it would realize its net deferred tax assets.

22. Parent Company Only Financials:

   On November 25, 1997, the shareholders of the Bank approved the formation of a holding company, MECH Financial, Inc. which became effective January 1, 1998. The Statement of Condition for December 31, 1998 and the Statements of Income and Cashflows for the year ended December 31, 1998 are presented below:

                             Statement of Condition

                                                               December 31, 1998
                                                               -----------------
                            ASSETS
Cash and due from banks:
  Non-interest-bearing deposits and cash......................      $   160
  Short-term investments......................................          995
                                                                    -------
    Cash and cash equivalents.................................        1,155
Investment in Mechanics Savings Bank..........................       94,220
                                                                    -------
  Total assets................................................      $95,375
                                                                    =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities.............................................      $     7
Stockholders' equity..........................................       95,368
                                                                    -------
  Total liabilities and stockholders' equity..................      $95,375
                                                                    =======

                            Statement of Operations

                                                             For the year ended
                                                             December 31, 1998
                                                             ------------------
Interest income.............................................       $  127
Other expenses..............................................           10
                                                                   ------
  Income before income taxes and undistributed income from
   Mechanics Savings Bank...................................          117
Income tax expense..........................................           47
                                                                   ------
  Income before undistributed income from Mechanics Savings
   Bank.....................................................           70
  Undistributed income from Mechanics Savings Bank..........        8,626
                                                                   ------
  Net income................................................       $8,696
                                                                   ======

                            Statement of Cash Flows

                                                            For the year ended
                                                            December 31, 1998
                                                            ------------------
Cash flows from operating activities:
Net income.................................................      $  8,696
                                                                 --------
Adjustments to reconcile net income to cash provided by
 operating activities:
  Undistributed income from Mechanics Savings Bank.........        (8,626)
  Amortization of investment security premiums/discounts,
   net.....................................................           (49)
  Increase in other liabilities............................             7
                                                                 --------
    Total adjustments......................................        (8,668)
                                                                 --------
Net cash provided by operating activities..................            28
                                                                 --------
Cash flows from investing activities:
  Proceeds from sale of available-for-sale securities......         3,300
  Purchases of available-for-sale securities...............        (3,251)
                                                                 --------
Net cash provided by investing activities..................            49
                                                                 --------
Cash flows from financing activities:
  Original capitalization, net of expenses.................         3,379
  Exercise of stock options................................            82
  Dividends paid...........................................        (2,383)
                                                                 --------
Net cash provided by financing activities..................         1,078
                                                                 --------
Net decrease in cash and cash equivalents..................      $  1,155
                                                                 --------
Cash and cash equivalents at beginning of period...........      $    --
                                                                 --------
Cash and cash equivalents at end of period.................      $  1,155
                                                                 ========

23. Subsequent Events:

   On January 20, 1999, the Company announced its adoption of a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. This program was completed on February 23, 1999.

   On February 11, 1999, the Bank announced the sale of their banking and office complex at 100 Pearl Street in Hartford, CT. to New Boston Pearl Limited Partnership, an independent third party. The Bank received proceeds of $15,237 and recognized a $2,096 one-time gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

                          INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Stockholders of MECH Financial, Inc.:

   We have audited the accompanying consolidated statement of condition of MECH Financial, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MECH Financial, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                              /s/ KPMG LLP


Hartford, Connecticut
January 19, 1999
except as to Note 17 which is as of February 8, 1999
and Note 23 which is as of February 23, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Stockholders of Mechanics Savings Bank:

   We have audited the accompanying consolidated statement of condition of Mechanics Savings Bank and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mechanics Savings Bank and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        /s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
January 20, 1998

                    STATEMENT OF MANAGEMENT'S RESPONSIBILITY

  To Our Stockholders:

   The accompanying consolidated financial statements of MECH Financial, Inc. and subsidiaries have been prepared by management, which is responsible for the accuracy and reliability of the financial statements and other information in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, of necessity, include certain amounts that are based on management's best judgments and estimates.

   Management is responsible for maintaining internal control and has established internal control components designed to provide reasonable assurance that transactions are recorded properly to permit preparation of financial statements, that transactions are executed in accordance with management's authorizations, and that assets are safeguarded from significant loss or unauthorized use. During 1998, management believes internal control was adequate to accomplish these objectives.

   The Audit Committee of the Board of Directors, composed of non-management directors, meets periodically with the independent external auditors, the internal auditors and management to discuss auditing, accounting control and financial reporting matters and to ensure that each is properly discharging its responsibilities. In addition, the Audit Committee annually recommends to the Board of Directors the selection of independent auditors.

/s/ Edgar C. Gerwig                       /s/ Thomas M. Wood
-------------------------                 --------------------------
Edgar C. Gerwig                           Thomas M. Wood
Chairman, President and                   Executive Vice President
Chief Executive Officer                   and Treasurer

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure

   There were no disagreements between KPMG LLP and the management of MECH Financial, Inc. or its subsidiaries including Mechanics Savings Bank on accounting policies or procedures, financial statement disclosure or auditing scope or procedure.

   Certain other required information under this item is included in the Company's 1999 Proxy Statement under "Item 2. Ratification of Appointment of Auditors" and is incorporated herein by reference.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Director and Executive Officer information is incorporated by reference beginning in" Item 1. Election of Directors" in the Company's 1999 Proxy Statement and is supplemented by the following information about Executive Officers.

                                                                         Business Experience
          Name           Age         Position          Term of Office       (last 5 years)
          ----           ---         --------          -------------- --------------------------
Thomas M. Wood..........  46 Executive Vice President,      1986                 same
                             Treasurer
Richard W. Stout, Jr....  54 Executive Vice President       1987                 same
Brian A. Orenstein......  38 Senior Vice President,         1988                 same
                             Controller
Eugene B. Marinelli.....  48 Senior Vice President,         1994                 same
                             Commercial Lending
Gary J. Roman...........  44 Senior Vice President          1996        Senior Vice President
                             Credit Administration                    Commercial Lending Officer
                                                                        Advest Bank 1991-1995
Mary D. Negro...........  57 Senior Vice President,         1987                 same
                             President of MIS
Gregory A. White........  34 Senior Vice President,         1993                 same
                             Investments

Item 11. Executive Compensation

   Management Compensation and Transactions are incorporated by reference in "
Item 1. Executive Compensation" of the Company's 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of February 28, 1999, there were no persons or groups (as that term is used in Section 13(d) (3) of the Exchange Act) known to the Company who may be deemed to own beneficially more than 5% of the Common Stock.

   Certain other required information under this item is included in the Company's 1999 Proxy Statement in "Item 1. Security Ownership of Certain Principal Beneficial Owners", "Item 1. Stock Ownership of Directors and Officers" and "Item 1. Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The required information is included in the Company's 1999 Proxy Statement in "Item 1. Transactions with Related Persons" and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements

   The following documents filed as part of this report are incorporated herein by reference from the indicated pages of the 1998 Annual Report on Form 10-K.

   (1)  Financial Statements Page(s)                            Page(s)

      Report of Independent Accountants                         72-73
      Consolidated Statements of Condition                         40
      Consolidated Statements of Operations                        41
      Consolidated Statements of Stockholders' Equity              42
      Consolidated Statements of Cash Flows                     43-44
      Notes to Consolidated Financial Statements                45-71

   (2)  Financial Statement Schedules
      All Schedules are not required or inapplicable and have been omitted.

   (3)  Exhibits

 EXHIBIT  DESCRIPTION
 -------  -----------
  2       Agreement and Plan of Reorganization dated November 25, 1997 between
          Mechanics Savings Bank and the Registrant (incorporated by reference from Exhibit 2 to Form 8-A filed by the Registrant on December 29,
          1997).
  3.1(i)  Certificate of Incorporation of MECH Financial, Inc. (incorporated by reference from Exhibit 3(i) to Form 8-A filed by the Registrant on
          December 29, 1997).
  3.1(ii) Bylaws of MECH Financial, Inc. (incorporated by reference from
          Exhibit 3(ii) to Form 8-A filed by the Registrant on December 29,
          1997).
 10.1     1996 Mechanics Savings Bank Officer Stock Option Plan (incorporated by reference from Exhibit 10.1 to the 1997 Annual Report on Form 10-K filed by the registrant on March 30, 1998).
 10.2     1996 Mechanics Savings Bank Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to the 1997 Annual Report on Form 10-K filed by the registrant on March 30, 1998).
 10.3     Change of Control Agreement between Mechanics Savings Bank and Edgar
          C. Gerwig (incorporated by reference from Exhibit 10.1 to Form 8-A filed by the Registrant on December 29, 1997).
 10.4     Change of Control Agreement between Mechanics Savings Bank and Thomas
          M. Wood (incorporated by reference from Exhibit 10.2 to Form 8-A filed by the Registrant on December 29, 1997).
 10.5     Change in Control Agreement between Mechanics Savings Bank and
          Richard W. Stout Jr. (incorporated by reference from Exhibit 10.3 to
          Form 8-A filed by the Registrant on December 29, 1997).
 10.6     Change in Control Agreement between Mechanics Savings Bank and Eugene
          B. Marinelli (incorporated by reference from Exhibit 10.4 to Form 8-A filed by the Registrant on December 29, 1997).
 10.7     Change in Control Agreement between Mechanics Savings Bank and Mary
          D. Negro (incorporated by reference form Exhibit 10.5 to Form 8-A filed by the Registrant on December 29, 1997).
 10.8     Change in Control Agreement between Mechanics Savings Bank and Brian
          A. Orenstein (incorporated by reference from Exhibit 10.6 to Form 8-A filed by the Registrant on December 29, 1997).

 10.9  Change in Control Agreement between Mechanics Savings Bank and Gary J.
       Roman (incorporated by reference from Exhibit 10.7 to Form 8-A filed by the Registrant on December 29, 1997).
 10.10 Amendment No. 1 to Change of Control Agreement between the Registrant,
       Mechanics Savings Bank and Edgar C. Gerwig (incorporated by reference from Exhibit 10.10 to the 1997 Annual Report on Form 10-K filed by the registrant on March 30, 1998).
 10.11 Amendment No. 1 to Change of Control Agreement between the Registrant,
       Mechanics Savings Bank and Thomas M. Wood. (incorporated by reference from Exhibit 10.11 to the 1997 Annual Report on Form 10-K filed by the registrant on March 30, 1998).
 10.12 Amendment No. 1 to Change of Control Agreement between the Registrant,
       Mechanics Savings Bank and Richard W. Stout Jr. (incorporated by reference from Exhibit 10.12 to the 1997 Annual Report on Form 10-K filed by the registrant on March 30, 1998).
 10.13 Amendment No. 1 to Change of Control Agreement between the Registrant,
       Mechanics Savings Bank and Eugene B. Marinelli (incorporated by reference from Exhibit 10.13 to the 1997 Annual Report on Form 10-K filed by the registrant on March 30, 1998).
 10.14 Amendment No. 1 to Change of Control Agreement between the Registrant,
       Mechanics Savings Bank and Mary D. Negro (incorporated by reference from
       Exhibit 10.14 to the 1997 Annual Report on Form 10-K filed by the registrant on March 30, 1998).
 10.15 Amendment No. 1 to Change of Control Agreement between the Registrant,
       Mechanics Savings Bank and Brian A. Orenstein. (incorporated by reference from Exhibit 10.15 to the 1997 Annual Report on Form 10-K filed by the registrant on March 30, 1998).
 10.16 Amendment No. 1 to Change of Control Agreement between the Registrant,
       Mechanics Savings Bank and Gary J. Roman (incorporated by reference from
       Exhibit 10.16 to the 1997 Annual Report on Form 10-K filed by the registrant on March 30, 1998).
 10.17 Employment Agreement between Mechanics Savings Bank and Edgar C. Gerwig
       (incorporated by reference from Exhibit 10.8 to Form 8-A filed by the
       Registrant on December 29, 1997).
 10.18 Change in Control Agreement between Mechanics Savings Bank and Gregory
       A. White dated May 19, 1998.
 11    Statement regarding computation of earnings per share is hereby incorporated by reference from pages 33-34 and 44 from the 1997 Annual
       Report on Form 10-K filed by the registrant on March 30, 1998 and from pages 49 and 60 in this Form 10-K .
 16    Letter from Coopers & Lybrand L.L.P. regarding declination to stand for re-election (incorporated by reference from Item #4 of Form 8-K filed by the Registrant on January 26, 1998).
 21    Information regarding subsidiaries of Mechanics Savings Bank is hereby incorporated by reference from "Item 1 Business-Subsidiaries" of this
       Form 10-K.
 23.1  Consent of KPMG LLP
 23.2  Consent of PricewaterhouseCoopers LLP
 27    Financial Data Schedule.

(b)  Reports on Form 8-K:

   On December 8, 1998, the Company filed a Form 8-K that announced its plans to form a passive investment company called Mechanics Mortgage Company, to take advantage of recent changes in the Connecticut tax statutes. As a result of the formation of the passive investment company, the Company announced that it would establish a valuation allowance against its remaining state deferred tax asset of approximately $1.25 million.

(c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                          MECH Financial, Inc.
                                          Registrant

By:     /s/ Edgar C. Gerwig               By:       /s/ Thomas M. Wood
 _________________________________          ___________________________________
          Edgar C. Gerwig                             Thomas M. Wood
   Chairman, President and Chief               Executive Vice President and
         Executive Officer                               Treasurer

By:   /s/ Brian A. Orenstein
 _________________________________
        Brian A. Orenstein
     Senior Vice President and
            Controller

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ Edgar C. Gerwig            Chairman, President and         March 16, 1999
____________________________________  Chief Executive Officer
          Edgar C. Gerwig

       /s/ David Freeman             Director                        March 16, 1999
____________________________________
           David Freeman

       /s/ John J. Meehan            Director                        March 16, 1999
____________________________________
           John J. Meehan

       /s/ Kevin A. North            Director                        March 16, 1999
____________________________________
           Kevin A. North

      /s/ Robert G. Rayve            Director                        March 16, 1999
____________________________________
          Robert G. Rayve

      /s/ Alfred R. Rogers           Director                        March 16, 1999
____________________________________
          Alfred R. Rogers

   /s/ Donald K. Wilson, Jr.         Director                        March 16, 1999
____________________________________
       Donald K. Wilson, Jr.

   /s/ Barbara Brown Zikmund         Director                        March 16, 1999
____________________________________
       Barbara Brown Zikmund
