Form 10-Q
period 1999-03-31
MECH FINANCIAL INC
filed 1999-05-05
CIK 1051123

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended March 31, 1999 or

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

                           Yes [X]                            No [ ]


                     Common Stock Par Value $.01 Per Share
                 4,991,565 Outstanding (as of March 31, 1999)

                               TABLE OF CONTENTS

Part I.  Item 1. Financial Information                                                        Page
     A.     Consolidated Statements of Condition as of March 31, 1999 and                      1
              December 31, 1998

     B.     Consolidated Statements of Operations for the Three Month Periods                  2
              Ended March 31, 1999 and March 31, 1998

     C.     Consolidated Statements of Changes in Stockholders' Equity for the Three           3
              Month Periods Ended March 31, 1999 and March 31, 1998

     D.     Consolidated Statements of Cash Flows for the Three Month Periods Ended            4
              March 31, 1999 and March 31, 1998

     E.     Notes to Consolidated Financial Statements                                         6


Part I. Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                 13

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk                    21

Part II. Other Information                                                                    22

Signatures                                                                                    23

Exhibit                                                                                       24

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)


(dollars in thousands)                                                                    MARCH 31, 1999    DECEMBER 31, 1998
                                                                                         ----------------   -----------------
                                    ASSETS

Cash and due from banks:
        Non-interest-bearing deposits and cash                                           $        19,750    $         20,567
        Short-term investments                                                                     1,915               1,420
                                                                                         ----------------   -----------------
             Cash and cash equivalents                                                            21,665              21,987

Investments:
        Available-for-sale, at market value                                                      242,608             205,711
        Held-to-maturity (market value at March 31, 1999 - $78,787;
                              at December 31, 1998 - $80,873)                                     78,389              80,306
Federal Home Loan Bank stock, at cost                                                             14,987              10,487
Loans, net                                                                                       682,321             651,858
Bank premises and equipment                                                                        4,450               4,633
Investment in Real Estate Partnership                                                                  -              13,541
Accrued interest receivable                                                                        5,645               4,957
Foreclosed real estate owned                                                                         938                 902
Cash surrender value life insurance                                                               17,072              16,873
Goodwill                                                                                             730                 759
Other assets                                                                                       7,791               7,355
                                                                                         ----------------   -----------------
                                                                                         $     1,076,596    $      1,019,369
                                                                                         ================   =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Deposits                                                                         $       689,429    $        706,195
        Borrowings                                                                               287,225             210,225
        Mortgage escrow                                                                            3,961               1,652
        Other liabilities                                                                          6,167               5,929
                                                                                         ----------------   -----------------
             Total liabilities                                                                   986,782             924,001
                                                                                         ----------------   -----------------



Stockholders' Equity:
        Preferred stock - par value $.01; 1,000,000 shares
             authorized, none issued                                                                   -                   -
        Common stock - par value $.01; 15,000,000 shares
             authorized; 5,301,065 issued at March 31, 1999 and
             5,297,932 issued at December 31, 1998                                                    53                  53
        Additional paid in capital                                                                51,485              51,430
        Retained earnings                                                                         47,555              44,205
        Accumulated other comprehensive income (loss)                                               (276)                160
        Less:  Treasury stock, at cost, 261,500 shares at March 31, 1999,
             none at December 31, 1998                                                            (8,523)                  -
        Less: Unallocated ESOP shares (48,000 shares)                                               (480)               (480)
                                                                                         ----------------   -----------------
             Total stockholders' equity                                                           89,814              95,368
                                                                                         ----------------   -----------------
                                                                                         $     1,076,596    $      1,019,369
                                                                                         ================   =================


  The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except for earnings per share)                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31, 1999   MARCH 31, 1998
                                                                     --------------   --------------
Interest income:
      Interest and fees on loans                                     $       12,738   $       11,686

      Interest and dividends on investment securities:
              Interest on debt securities                                     4,386            3,482
              Dividends on equity securities                                    232              145
                                                                     --------------   --------------
                                                                              4,618            3,627
      Other interest income                                                     326              391
                                                                     --------------   --------------
              Total interest income                                          17,682           15,704
                                                                     --------------   --------------
Interest expense:
      Interest on deposits:
              Savings deposits                                                  754              707
              Time deposits                                                   4,862            5,231
                                                                     --------------   --------------
              Total interest on deposits                                      5,616            5,938

      Interest on borrowings                                                  3,242            2,170
                                                                     --------------   --------------
              Total interest expense                                          8,858            8,108
                                                                     --------------   --------------
              Net interest income                                             8,824            7,596
Provision for loan losses                                                         -              300
                                                                     --------------   --------------
Net interest income after provision for loan losses                           8,824            7,296
                                                                     --------------   --------------
Other income:
      Service charges on deposit accounts                                       687              598
      Investment brokerage services commissions                                 604              682
      Appreciation of cash surrender value life insurance                       228              234
      Loan servicing and other fees                                             142              141
      Income from investment in Real Estate Partnership                          13              179
      Gain on sale of headquarters building owned by
           the Real Estate Partnership                                        2,096                -
      Net gain on calls / sales of investment securities                          5                4
      Net gain on sales of loans                                                  3               25
      Other                                                                     274              404
                                                                     --------------   --------------
              Total other income                                              4,052            2,267
                                                                     --------------   --------------
Other expenses:
      Salaries, commissions and employee benefits                             3,283            3,155
      Occupancy                                                                 775              783
      Data processing                                                           313              277
      Advertising                                                               251              296
      Furniture and equipment                                                   245              240
      Legal and accounting                                                      145              158
      Communications                                                            138              134
      Operation of foreclosed real estate owned                                 103               94
      Write-downs and net losses on sale
           of foreclosed real estate owned                                        -               60
      Amortization of goodwill                                                   29                -
      Other                                                                     696              670
                                                                     --------------   --------------
              Total other expenses                                            5,978            5,867
                                                                     --------------   --------------
      Income before income taxes and extraordinary item                       6,898            3,696
              Income tax expense                                              2,317            1,413
                                                                     --------------   --------------
      Income before extraordinary item                                        4,581            2,283
              Extraordinary item, early extinguishment of
                 borrowings, net of tax   (Note 6)                             (435)            (119)
                                                                     --------------   --------------
      Net income                                                     $        4,146    $       2,164
                                                                     ==============   ==============

Earnings per share:
       Basic:
              Income before extraordinary item                       $         0.90    $        0.43
              Extraordinary item                                     $        (0.09)   $       (0.02)
              Net income                                             $         0.81    $        0.41

       Diluted:
              Income before extraordinary item                       $         0.87    $        0.43
              Extraordinary item                                     $        (0.08)   $       (0.02)
              Net income                                             $         0.79    $        0.41

Weighted average shares outstanding:
       Basic                                                                  5,099            5,222
       Diluted                                                                5,251            5,300

     The accompanying notes are integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                                                   ACCUMULATED
                                                                                  ADDITIONAL                          OTHER
                                                                   COMMON          PAID IN         RETAINED       COMPREHENSIVE
(in thousands)                                                      STOCK          CAPITAL         EARNINGS       INCOME (LOSS)
                                                                -------------   --------------   ------------   -----------------
Balance at December 31, 1997                                    $         53    $      50,927    $    37,891    $            398
Comprehensive income:
      1998 net income                                                      -                -          2,164                   -
      Net unrealized gains (losses) on securities, net of
           reclassification adjustment                                     -                -              -                  22

Comprehensive income

Exercise of stock options                                                  -               11              -                   -
                                                                -------------   --------------   ------------   -----------------
  Balance at March 31, 1998                                     $         53    $      50,938    $    40,055    $            420
                                                                =============   ==============   ============   =================

Balance at December 31, 1998                                    $         53    $      51,430    $    44,205    $            160
Comprehensive income:
      1999 net income                                                      -                -          4,146                   -
      Net unrealized gains (losses) on securities, net of
           reclassification adjustment                                     -                -              -                (436)

Comprehensive income

Treasury stock purchased (261,500 shares)                                  -                -              -                   -
Dividends paid ($0.15 per share)                                                                        (796)
Exercise of stock options                                                  -               55              -                   -
                                                                -------------   --------------   ------------   -----------------
  Balance at March 31, 1999                                     $         53    $      51,485    $    47,555    $           (276)
                                                                =============   ==============   ============   =================

                                                                                 UNALLOCATED
                                                                  TREASURY           ESOP
(in thousands)                                                      STOCK           SHARES          TOTAL
                                                                -------------   --------------   ------------
Balance at December 31, 1997                                    $           -   $         (720)  $     88,549
Comprehensive income:
      1998 net income                                                       -                -          2,164
      Net unrealized gains (losses) on securities, net of
           reclassification adjustment                                      -                -             22
                                                                                                 ------------
Comprehensive income                                                                                    2,186
                                                                                                 ------------
Exercise of stock options                                                   -                -             11
                                                                -------------   --------------   ------------
  Balance at March 31, 1998                                     $           -   $         (720)  $     90,746
                                                                =============   ==============   ============

Balance at December 31, 1998                                    $           -   $         (480)  $     95,368
Comprehensive income:
      1999 net income                                                       -                -          4,146
      Net unrealized gains (losses) on securities, net of
           reclassification adjustment                                      -                -           (436)
                                                                                                 ------------
Comprehensive income                                                                                    3,710
                                                                                                 ------------
Treasury stock purchased (261,500 shares)                              (8,523)               -         (8,523)
Dividends paid ($0.15 per share)                                                                         (796)
Exercise of stock options                                                   -                -             55
                                                                -------------   --------------   ------------
  Balance at March 31, 1999                                     $      (8,523)  $         (480)  $     89,814
                                                                =============   ==============   ============

  The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 FOR THE THREE MONTHS ENDED
(in thousands)                                                                                MARCH 31, 1999     MARCH 31, 1998
                                                                                             ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $          4,146   $          2,164
                                                                                             ----------------   ----------------
     Adjustments to reconcile net income to cash provided by operating activities:
                Provision for loan losses                                                                   -                300
                Depreciation and amortization                                                             256                236
                Amortization of investment security premiums/discounts, net                               (13)                29
                Deferred loan costs, net of amortization                                                 (239)              (172)
                Net gain on sale of loans                                                                  (3)               (25)
                Proceeds from loan sales                                                                  302              5,261
                Originations of loans held for sale                                                      (299)            (5,798)
                Decrease in deferred tax assets                                                             -                629
                Realized gains on calls/sales of securities                                                (5)                (4)
                Increase in interest and dividend receivables                                            (688)              (374)
                Income from investment in Real Estate Partnership                                         (13)              (179)
                Gain on sale of headquarters building owned by the Real Estate Partnership             (2,096)                 -
                Write-downs and net losses on sale of foreclosed real estate owned                          -                 60
                Increase in cash surrender value life insurance                                          (199)              (209)
                Increase in other assets                                                                 (117)               (19)
                Increase (decrease) in other liabilities                                                  238               (645)
                                                                                             ----------------   ----------------
                          Total adjustments                                                            (2,876)              (910)
                                                                                             ----------------   ----------------
Net cash provided by operating activities                                                               1,270              1,254
                                                                                             ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of available-for-sale securities                                                    -             15,753
     Proceeds from principal payments on available-for-sale securities                                 18,255             10,696
     Proceeds from principal payments on held-to-maturity securities                                   10,152             10,969
     Proceeds from maturities and calls of available-for-sale securities                                3,000              6,552
     Proceeds from maturities and calls of held-to-maturity securities                                  6,000              5,000
     Purchases of available-for-sale securities                                                       (58,905)           (43,253)
     Purchases of held-to-maturity securities                                                         (14,189)           (38,485)
     Purchases of Federal Home Loan Bank stock                                                         (4,500)            (2,237)
     Net originations and purchases of loans                                                          (30,709)           (10,882)
     Proceeds from sale of headquarters building owned by the Real Estate Partnership                  15,610                  -
     Decrease in investment in Real Estate Partnership                                                     40                554
     Proceeds from sale of foreclosed real estate owned                                                   448                337
     Purchases of bank premises and equipment                                                             (73)              (126)
                                                                                             ----------------   ----------------
Net cash used in investing activities                                                                 (54,871)           (45,122)
                                                                                             ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand deposits, money market and savings accounts                                 2,898              4,490
     Net (decrease) increase in certificates of deposit                                               (19,664)            13,730
     Net increase in mortgage escrow                                                                    2,309              2,085
     Increase in FHLB borrowings                                                                      345,540             75,068
     Repayments of FHLB borrowings                                                                   (268,540)           (43,323)
     Issuance of common stock                                                                              55                 11
     Dividends paid                                                                                      (796)                 -
     Purchases of treasury stock                                                                       (8,523)                 -
                                                                                             ----------------   ----------------
Net cash provided by financing activities                                                              53,279             52,061
                                                                                             ----------------   ----------------

Net (decrease) increase in cash and cash equivalents                                                     (322)             8,193
                                                                                             ----------------   ----------------

Cash and cash equivalents at beginning of period                                                       21,987             33,024
                                                                                             ----------------   ----------------

Cash and cash equivalents at end of period                                                   $         21,665   $         41,217
                                                                                             ================   ================


  The accompanying notes are an integral part of these consolidated financial statements

MECH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                           FOR THE THREE MONTHS ENDED
(in thousands)                                                                         MARCH 31, 1999      MARCH 31, 1998
                                                                                      ----------------    ----------------
Non-cash investing and financing activities
     Change in net unrealized gain (loss) on securities available-for-sale                     $ (753)              $ (39)
     Change in net unrealized gain (loss) on securities held-to-maturity                           27                  51
     Transfer of loans to foreclosed real estate owned                                            580                 331
Supplemental disclosures of cash flow information
     Income taxes paid                                                                            503                 813
     Interest paid                                                                              8,748               7,964


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

The accompanying unaudited consolidated financial statements include the accounts of MECH Financial, Inc. and its wholly-owned subsidiary, Mechanics Savings Bank. Mechanics Savings Bank and its wholly-owned subsidiaries include Mech Corporation, Mech Two Corporation, Mech Three Corporation, Eighty Pearl Street Corporation, Mechanics Investment Services, Inc. and Mechanics Mortgage Company ("MMC") which was funded January 1, 1999.

MMC was formed to take advantage of a recent change in the Connecticut tax statutes. The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of Passive Investment Companies by financial institutions. This new legislation exempts certain Passive Investment Companies from state income taxation in Connecticut, as well as exempting from taxation the dividends paid from a Passive Investment Company to a related financial
institution.   The law permits the Bank to contribute certain mortgage assets to its Passive Investment Company so as to achieve the tax benefits. The Bank qualifies as a financial institution under the new statute and formed MMC, as a Passive Investment Company, in 1998. The legislation is effective for tax years beginning on or after January 1, 1999. The formation of MMC is expected to significantly reduce the Company's state income tax expense.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Dollars are presented in thousands, except for per share data, in the following footnotes.

NOTE 2 - INVESTMENTS

The amortized cost and market values as of March 31, 1999 of available-for-sale securities were as follows:

                                                                            GROSS                 GROSS             ESTIMATED
                                                      AMORTIZED           UNREALIZED            UNREALIZED            MARKET
                                                        COST                GAINS                 LOSSES               VALUE
                                                      ---------           ----------            ----------          ---------
U. S. Government and agency securities                 $  8,995           $       14            $       41          $   8,968
Mortgage-backed securities                              210,934                  706                   546            211,094
Debt securities issued by foreign governments               350                    -                     -                350
Corporate debt securities                                 2,996                    -                    66              2,930
Marketable equity securities                              3,186                   99                   376              2,909
Mutual funds                                             16,455                   36                   134             16,357
                                                      ---------           ----------            ----------          ---------
                                                      $ 242,916           $      855            $    1,163          $ 242,608
                                                      =========           ==========            ==========          =========

The amortized cost and market values as of December 31, 1998 of available-for-sale securities were as follows:

                                                                            GROSS                  GROSS            ESTIMATED
                                                      AMORTIZED           UNREALIZED            UNREALIZED            MARKET
                                                        COST                GAINS                 LOSSES               VALUE
                                                      ---------           ----------            ----------          ---------
U. S. Government and agency securities                $   4,995           $       34            $        -          $   5,029
Mortgage-backed securities                              174,543                  883                   160            175,266
Debt securities issued by foreign governments               350                    -                     -                350
Corporate debt securities                                 5,996                    -                    84              5,912
Marketable equity securities                              3,187                   85                   272              3,000
Mutual funds                                             16,196                   60                   102             16,154
                                                      ---------           ----------            ----------          ---------
                                                      $ 205,267           $    1,062            $      618          $ 205,711
                                                      =========           ==========            ==========          =========


The amortized cost and market values as of March 31, 1999 of held-to-maturity securities were as follows:

                                                                             GROSS                 GROSS             ESTIMATED
                                                      AMORTIZED           UNREALIZED            UNREALIZED            MARKET
                                                        COST                GAINS                 LOSSES              VALUE
                                                      ---------           ----------            ----------          ---------
U. S. Government and agency securities                $  26,996           $       19            $      207          $  26,808
Mortgage-backed securities                               50,393                  709                    68             51,034
Corporate debt securities                                 1,000                    -                    55                945
                                                      ---------           ----------            ----------          ---------
                                                      $  78,389           $      728            $      330          $  78,787
                                                      =========           ==========            ==========          =========


The amortized cost and market values as of December 31, 1998 of held-to-maturity securities were as follows:

                                                                            GROSS                 GROSS             ESTIMATED
                                                      AMORTIZED           UNREALIZED            UNREALIZED            MARKET
                                                        COST                GAINS                 LOSSES              VALUE
                                                      ---------           ----------            ----------          ---------
U. S. Government and agency securities                $  22,994           $       67            $      120          $  22,941
Mortgage-backed securities                               56,312                  689                    30             56,971
Corporate debt securities                                 1,000                    -                    39                961
                                                      ---------           ----------            ----------          ---------
                                                      $  80,306           $      756            $      189          $  80,873
                                                      =========           ==========            ==========          =========

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                    FOR THE THREE MONTHS ENDING
                                                 MARCH 31,                  MARCH 31,
                                                   1999                       1998
                                               --------------           -----------------
Balance at beginning of year                   $       12,301           $          14,031
Provision for loan losses                                   -                         300
Loan charge-offs                                         (624)                       (802)
Loan recoveries                                           177                         112
                                               --------------           -----------------
Balance                                        $       11,854           $          13,641
                                               ==============           =================


NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                               MARCH 31, 1999           DECEMBER 31, 1998
                                               --------------           -----------------
Non-accrual loans                              $        2,209           $           2,949
Accruing loans past due more than 90 days                   -                           -
                                               --------------           -----------------
     Total non-performing loans                         2,209                       2,949
Foreclosed real estate owned                              938                         902
                                               --------------           -----------------
Total non-performing assets                    $        3,147           $           3,851
                                               ==============           =================

Non-performing assets as a
     percentage of total assets                          0.29%                       0.38%
                                               ==============           =================
Non-performing assets as a
     percentage of gross loans and
     foreclosed real estate owned                        0.45%                       0.58%
                                               ==============           =================
Allowance for loan losses
     as a percentage of
     non-performing loans                              536.62%                     417.12%
                                               ==============           =================


NOTE 5 - INVESTMENT IN REAL ESTATE PARTNERSHIP

The Bank's subsidiary, Eighty Pearl Street Corporation owns 50% of Pearl Street Associates Limited Partnership ("the Real Estate Partnership"). This partnership previously owned (see below) the building at 100 Pearl Street, Hartford, CT which houses the Bank's banking and corporate offices.

During the first quarter of 1999, the Real Estate Partnership sold the building at 100 Pearl Street to New Boston Limited Partnership, an independent third party. Eighty Pearl Street Corporation received proceeds of $15.24 million and recognized a $2.10 million gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

NOTE 6 - BORROWINGS

Advances from the Federal Home Loan Bank of Boston ("FHLB") and the repayment schedule were as follows:

    MATURITY DATE             INTEREST RATE               MARCH 31, 1999             DECEMBER 31, 1998
----------------------       ---------------             ----------------            -----------------
March 3, 1999                           5.13%            $              -            $          10,000
April 7, 1999                           4.91                       15,000                            -
April 21, 1999                          4.88                       15,000                            -
April 26, 1999                          4.84                       20,000                            -
April 30, 1999                          4.95                       12,000                            -
May 24, 1999                            4.95                        8,000                            -
July 28, 1999                           4.79                        7,000                            -
August 4, 1999                          4.83                       10,000                            -
August 19, 1999                         4.94                       10,000                       10,000
November 15, 1999                       4.94                        7,000                        7,000
June 7, 2000                            4.85                       10,000                       10,000
October 20, 2000                        6.21                            -                       10,000
October 20, 2000                        6.24                            -                       20,000
February 27, 2001                       5.71                        7,000                        7,000
December 15, 2001                       5.95                       10,000                       10,000
November 7, 2002 *                      5.71                       30,000                       30,000
March 12, 2003                          5.78                        8,745                        8,745
March 21, 2003 *                        4.99                       20,000                            -
October 21, 2003 *                      4.19                        5,000                        5,000
November 3, 2004 *                      5.80                       10,000                       10,000
January 10, 2008 *                      4.99                       15,000                       15,000
May 8, 2008 *                           5.52                       10,000                       10,000
June 4, 2008 *                          5.52                       10,000                       10,000
October 6, 2008 *                       4.49                        7,000                        7,000
December 8, 2008 *                      4.33                       20,000                       20,000
April 8, 2013 *                         5.49                       10,000                       10,000
March 24, 2014 *                        3.99%                      10,000                            -
                                                         ----------------            -----------------
                                                         $        286,745            $         209,745
                                                         ================            =================

* initial call dates ranging from April 1999 to April 2003


During the first quarter of 1999, the Bank prepaid a $20,000 FHLB advance scheduled to mature October 20, 2000 that carried an interest rate of 6.24% which resulted in a $432 prepayment penalty. In addition, the Bank prepaid a $10,000 FHLB advance scheduled to mature on October 20, 2000 that carried an interest rate of 6.21% and incurred a $223 prepayment penalty. Due to these prepayment penalties, the Company reported a $435 extraordinary item, which is net of $220 in taxes, due to the early extinguishment of borrowings during the first quarter of 1999. This reduced earnings per share by $0.09 and $0.08 on a basic and diluted basis, respectively.

During the first quarter of 1998, the Bank prepaid an $8,000 FHLB advance scheduled to mature November 30, 2000 that carried an interest rate of 6.61% thereby incurring a $192 prepayment penalty. Due to this prepayment penalty, the Company reported a $119 extraordinary item, which is net of $73 in taxes, due to the early extinguishment of borrowings. This reduced earnings per share by $0.02 on both a basic and diluted basis. The Bank analyzes its borrowing portfolio on a regular basis through its asset/liability and investment committees. During the quarters noted above, the bank took advantage of fluctuations in interest rates and restructured it's borrowing portfolio accordingly. Management believes both transactions will improve profitability in future quarters.

The Bank has access to a pre-approved line of credit up to approximately $15,000 and the capacity to borrow in excess of 40% of the Bank's total assets. In accordance with an agreement with the FHLB, the Bank is required to maintain qualified collateral, as defined in the FHLB Statement of Credit Policy, free and clear of liens, pledges and encumbrances as collateral for the advances.

The Employee Stock Ownership Plan ("ESOP") borrowed $1,200 to purchase 120,000 shares of the Bank's stock for the ESOP in conjunction with the Bank's conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank, completed on June 25, 1996. The shares in the ESOP were converted into shares of MECH Financial, Inc. on January 1, 1998. At March 31, 1999 and December 31, 1998, this borrowing had an outstanding balance of $480. The loan's final principal payment is due on December 31, 2000. The loan carries an interest rate equal to the prime rate. The Bank has fully guaranteed this borrowing.

NOTE 7 - EARNINGS PER SHARE

Earnings per share is computed based upon the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the periods presented. Common stock equivalents consist of stock options granted under the 1996 Director and Officer Stock Option Plans. The option exercise price for the options granted is the market price at the time of the grant.

The weighted average shares outstanding totaled 5,099,172 and 5,221,585 for the quarters ended March 31, 1999 and 1998, respectively. The effect of dilutive stock options was 151,704 and 78,327 shares for the quarters ended March 31, 1999 and 1998, respectively.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. The adoption of SFAS No. 133 is not expected to have a material impact for the Company.

NOTE 9 - COMPREHENSIVE INCOME

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

The following table represents the components and the related tax effects allocated to other comprehensive income for the first quarter of 1999:

                                                       BEFORE               TAX                 NET OF
                                                        TAX              (EXPENSE)               TAX
                                                       AMOUNT             BENEFIT               AMOUNT
                                                     ---------           ---------            ---------
Net unrealized gains (losses) on securities
     arising during the period                       $    (753)          $     301            $    (452)
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                       27                 (11)                  16
                                                     ---------           ---------            ---------
Net unrealized gains (losses) on securities          $    (726)          $     290            $    (436)
                                                     =========           =========            =========


The following table represents components and the related tax effects allocated to other comprehensive income for the first quarter of 1998:

                                                       BEFORE               TAX                 NET OF
                                                        TAX              (EXPENSE)               TAX
                                                       AMOUNT             BENEFIT               AMOUNT
                                                     ---------           ---------            ---------
Net unrealized gains (losses) on securities
     arising during the period                       $     (34)          $      14                  (20)
Less:  reclassification adjustment for
     gain realized in net income                             4                  (2)                   2
Adjustment to tax rate on prior periods'
  net unrealized gains on securities                         -                  21                   21
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                       51                 (28)                  23
                                                     ---------           ---------            ---------
Net unrealized gains (losses) on securities          $      13           $       9            $      22
                                                     =========           =========            =========


During the first quarter of 1997, the Company reversed the tax expense associated with its unrealized net gain on securities due to its income tax position at that time.

NOTE 10 - STOCKHOLDERS' EQUITY

During the first quarter of 1999, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. The Company completed the program and purchased 261,500 shares of common stock at a cost of $8.52 million during the quarter.

On April 20, 1999, the Company declared a quarterly dividend of $0.20 per share on its common stock. The dividend will be paid on May 14, 1999 to shareholders of record on May 3, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective January 1, 1999, the Company funded Mechanics Mortgage Company ("MMC"). This subsidiary of the Bank was formed to take advantage of a recent change in the Connecticut tax statutes. The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of Passive Investment Companies by financial institutions. This new legislation exempts certain Passive Investment Companies from state income taxation in Connecticut, as well as exempting from taxation the dividends paid from a Passive Investment Company to a related financial institution. The law permits the Bank to contribute certain mortgage assets to its Passive Investment Company so as to achieve the tax benefits. The Bank qualifies as a financial institution under the new statute and formed MMC, as a Passive Investment Company, in 1998. The legislation is effective for tax years beginning on or after January 1, 1999. The formation of MMC is expected to significantly reduce the Company's state income tax expense.

During the first quarter of 1999, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. The Company completed the program and purchased 261,500 shares of common stock at a cost of $8.52 million during the quarter.

The Company reported net income of $4.15 million for the first quarter ended March 31, 1999 compared to $2.16 million for the same period in 1998. During the first quarter of 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices to New Boston Limited Partnership, an independent third party. The subsidiary received proceeds of $15.24 million and recognized a $2.10 million gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

FINANCIAL CONDITION

Total assets as of March 31, 1999 were $1,076.60 million representing an increase of $57.23 million or 5.6% from $1,019.37 million at December 31, 1998. The Company's Tier 1 leverage ratio was 8.61% at March 31, 1999 compared to 9.63% at December 31, 1998. The Company's total risk-based capital ratio was 14.04% at March 31, 1999 compared to 15.75% at December 31, 1998.

Cash and cash equivalents decreased slightly from $21.99 million at December 31, 1998 to $21.67 million at March 31, 1999. The Company continues to efficiently manage cash and cash equivalents to balance the need for liquidity with the need for increased yields.

Investment securities increased $34.98 million or 12.2% from $286.02 million at December 31, 1998 to $321.00 million at March 31, 1999 primarily due to an increase in the mortgage-backed securities portfolio of $29.91 million and an increase in U.S. Government and agency securities of $7.94 million. Funds available for investment increased mainly due to increased Federal Home Loan Bank ("FHLB") borrowings. At March 31, 1999, the Company held $78.39 million in securities classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Due to increased FHLB borrowings, the Company was required to purchase additional shares of stock totaling $4.50 million from the FHLB during the first three months of 1999. The Company believes that these shares provide above average dividend yields for the risk characteristics of such investments.

Net loans increased $30.46 million or 4.7% from $651.86 million at December 31, 1998 to $682.32 million at March 31, 1999. The majority of the increase came from a $20.46 million increase in loans secured by one- to four-family real estate, a $4.70 million increase in the installment loan portfolio and a $4.19 million increase in commercial real estate mortgages. The allowance for loan losses totaled $11.85 million at March 31, 1999 compared to $12.30 million at December 31, 1998. There were no provisions for loan losses recorded during the three months ended March 31, 1999 and net charge-offs totaled $447,000. The allowance for loan losses as a percentage of non-performing loans was 417.12% and 536.62% at December 31, 1998 and March 31, 1999, respectively.

The Bank's subsidiary, Eighty Pearl Street Corporation owns 50% of Pearl Street Associates Limited Partnership ("the Real Estate Partnership"). During the first quarter of 1999, the Real Estate Partnership sold the building at 100 Pearl Street to New Boston Limited Partnership, an independent third party. Eighty Pearl Street Corporation received proceeds of $15.24 million and recognized a $2.10 million gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

Foreclosed real estate owned increased from $902,000 at December 31, 1998 to $938,000 at March 31, 1999. The Company sold eight properties totaling $448,000 during the three months ended March 31, 1999. There were no write-downs and net losses on sale of foreclosed real estate owned for the first three months of 1999, compared to $60,000 for the same period in 1998.

Non-performing assets totaled $3.15 million at March 31, 1999 compared to $3.85 million at December 31, 1998. Charge-offs on non-performing loans reduced non-performing assets by $624,000. Sales of foreclosed real estate owned accounted for an additional $448,000 of the reductions. There were other reductions of non-performing assets of $1.12 million due to payoffs, payments and loans returning to accrual status. These reductions were offset by $1.49 million in additions to non-performing assets since December 31, 1998. Non-performing assets as a percentage of total assets was 0.38% at December 31, 1998 and 0.29% at March 31, 1999. Non-performing assets as a percentage of total loans and foreclosed real estate owned was 0.58% at December 31, 1998 and 0.45% at March 31, 1999.

Deposits decreased 2.4% from $706.20 million at December 31, 1998 to $689.43 million at March 31, 1999. The decrease was mainly in one year certificates of deposits.

Borrowings from the FHLB increased $77.00 million from December 31, 1998 to March 31, 1999. These borrowings were mainly used to fund investments and loans. The Company's $286.75 million of FHLB advances carry a weighted average rate of 5.08% and have a weighted average contractual maturity of 4.3 years. At December 31, 1998, FHLB advances totaled $209.75 million and carried a weighted average rate of 5.38% and a weighted average contractual maturity of 5.2 years. In addition, $147.00 million or 51.3% of the FHLB borrowings at March 31, 1999 were callable and had call dates ranging from April 1999 to April 2003.

During the first quarter of 1999, the Bank prepaid a $20,000 FHLB advance scheduled to mature October 20, 2000 that carried an interest rate of 6.24% which resulted in a $432 prepayment penalty. In addition, the Bank prepaid a $10,000 FHLB advance scheduled to mature on October 20, 2000 that carried an interest rate of 6.21% and incurred a $223 prepayment penalty. Due to these prepayment penalties, the Company reported a $435 extraordinary item, net of $220 in taxes due to the early extinguishment of debt during the first quarter of 1999. This reduced earnings per share by $0.09 and $0.08 on a basic and diluted basis, respectively.

During the first quarter of 1998, the Bank prepaid an $8,000 FHLB advance scheduled to mature November 30, 2000 that carried an interest rate of 6.61% thereby incurring a $192 prepayment penalty. Due to this prepayment penalty, the Company reported a $119 extraordinary item, net of $73 in taxes due to the early extinguishment of debt. This reduced earnings per share by $0.02 on both a basic and diluted basis. The Bank analyzes its borrowing portfolio on a regular basis through its asset/liability and investment committees. During the quarters noted above, the Bank took advantage of fluctuations in interest rates and restructured it's borrowing portfolio accordingly. Management believes both transactions will improve profitability in future quarters.

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

The Bank manages its liquidity position to ensure that there is sufficient funding available at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The Bank monitors its liquidity in accordance with guidelines established under its asset/liability management policy and applicable regulatory requirements. On a monthly basis, management monitors the Bank's liquidity position by analyzing the amount of securities available for repurchase agreements, the Bank's borrowing capacity at the FHLB, the expected level of cash flows from loans and mortgage-backed securities, the expected prepayments from loans and mortgage-backed securities, and the Bank's levels of cash and short-term investments. At March 31, 1999, management believes its current liquidity level is sufficient to meet normal operating needs.

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

The Company models its forecasted balance sheet using interest rate ramps, shocks and a most likely interest rate scenario over a 24 month time horizon. In accordance with its funds management policy, the Company measures its interest rate sensitivity by ramping interest rates in one hundred basis point increments from -400 to +400 basis points from the current rate environment. From this 800 basis point grid, the asset/liability committee selects the most likely 400 basis point interest rate range based on the current interest rate environment, as well as other economic factors. The Company will accept equal to or less than a 10% change in net interest income over the next 12 months within the selected 400 basis point band. At March 31, 1999, the Company was within its policy guideline, and the Company believes its level of interest rate sensitivity was appropriate.

CAPITAL RESOURCES

At March 31, 1999, the Company's stockholders' equity totaled $89.81 million representing a 5.8% decrease from the $95.37 million in capital at December 31, 1998. At March 31, 1999, the Company had a Tier 1 leverage capital ratio of 8.61% and a total risk-based capital ratio of 14.04%. The Company's Tier 1 leverage capital ratio was 9.63% and its total risk-based capital ratio was 15.75% at December 31, 1998.

During the first quarter of 1999, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. The Company completed the program and purchased 261,500 shares of common stock at a cost of $8.52 million during the quarter.

As of December 31, 1998 and March 31, 1999, the Company meets all capital adequacy requirements to which it is subject and was classified, as of its most recent notification, as "well capitalized". The Company believes its current capital is adequate to support operations and anticipated future growth.

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

The Company has no internally developed software, therefore no internal renovation has occurred. Renovation, the actual changing of computer code, is being monitored closely through regular vendor correspondence. At March 31, 1999, the Company estimates its vendors' software was 90% renovated.

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

The completion of the successful Fiserv test constitutes a large part of the Company's internal testing. The Company has also tested substantially all of its computer hardware, as well as many of its other IT and non-IT systems. The Company estimates its testing to be 70% complete after the Fiserv test.

The Company expects to be fully compliant with all of its IT and non-IT systems and vendors by June 30, 1999. The most reasonably likely worst case Y2K scenario would probably be a low priority vendor's software program's short term malfunction. The Company has developed contingency plans to address various Year 2000 disruption scenarios. For a low priority vendor's software program malfunction, the Company may choose to purchase and implement a Y2K compliant product from another vendor, or await further renovation on the currently owned software, depending on the Company's evaluation of the vendor and the software's day-to-day criticality to the Company. In either case, the Company would attempt to use other existing Y2K compliant software in its place until the non-compliant software is successfully renovated or replaced.

The Company expects Y2K issues to have no material effects on results of operations, liquidity or financial condition. The Company expects that expenditures associated with the Y2K effort will not exceed $350,000 with approximately $200,000 spent to date. These costs will consist primarily of purchases of new equipment and software which will be depreciated over their respective useful lives.

The Company, in its attempt to mitigate risk in its commercial loan portfolio, will identify, evaluate and monitor the risks that Y2K poses on its "material" commercial borrowers. The Company has determined that a "material" commercial borrower is a borrower with a total relationship of $400,000 or more as well as any loan with a risk rating warranting further review. Upon completion, the Company will have reviewed over 75% (based on dollars) of its commercial portfolio. As of March 31, 1999, this review was approximately 85% complete. This review included loan document reviews and borrower interviews. The Company determined whether the borrower had a Y2K plan, whether the borrower had the necessary resources to implement its plan, as well as the borrowers' overall vulnerability to the Y2K issue. Based on the results of these reviews, the Company did not identify material exposure to the Y2K issue in its commercial loan portfolio at this time. The Company is following up with its borrowers concerning Y2K during Spring 1999.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

For the quarter ended March 31, 1999, the Company reported net income of $4.15 million or $0.79 per diluted share compared to $2.16 million or $0.41 per diluted share for the same period in 1998. Income before income taxes and extraordinary items was $6.90 million for the first quarter of 1999 compared to $3.70 million for the first quarter in 1998. During the first quarter of 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices and recognized a $2.10 million gain on the sale. In addition, net interest income increased $1.22 million from quarter to quarter.

NET INTEREST INCOME

Net interest income totaled $8.82 million for the three months ended March 31, 1999 compared to $7.60 million for the same period in 1998, representing a $1.22 million or 16.2% increase. The net interest margin slightly decreased from 3.69% for the quarter ended March 31, 1998 to 3.66% for the same period in 1999. Average interest-earning assets increased $143.40 million while average interest-bearing liabilities increased $114.09 million. Average net loans and investment securities increased $88.11 million and $62.54 million, respectively. U.S. government and agency securities and mortgage-backed securities were the main reasons for the increase in average investment securities. Average net loans increased primarily due to a $40.05 million increase in one- to four-family mortgages, a $17.47 million increase in consumer loans and a $16.31 million increase in average commercial real estate mortgages. Average borrowings increased $102.21 million from quarter to quarter.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the quarters ended March 31, 1999 and 1998:

                                           AVERAGE BALANCE                 INCOME / EXPENSE                      YIELD
                                  -------------------------------   ------------------------------   ----------------------------
                                       QUARTERS ENDED MARCH 31,         QUARTERS ENDED MARCH 31,        QUARTERS ENDED MARCH 31,
(in thousands)                          1999              1998            1999            1998            1999            1998
                                  --------------    -------------   -------------   --------------   ------------    ------------
Loans, net                          $   666,157        $ 578,048        $ 12,738         $ 11,686           7.75 %          8.20 %
Investment securities                   306,455          243,920           4,880            3,846           6.46            6.39
Short-term investments                    5,564           12,813              64              172           4.66            5.44
                                  --------------    -------------   -------------   --------------   ------------    ------------
  Total interest-earning assets         978,176          834,781          17,682           15,704           7.33            7.63
Other assets                             57,717           70,284
                                  --------------    -------------
  Total assets                      $ 1,035,893        $ 905,065
                                  ==============    =============

Money market checking               $    42,493        $  34,917             119              105           1.14            1.22
Money market savings                     59,747           53,548             365              312           2.48            2.36
Savings and other                       108,952          110,081             403              408           1.50            1.50
Certificates of deposit                 397,767          398,535           4,729            5,113           4.82            5.20
                                  --------------    -------------   -------------   --------------   ------------    ------------
  Total interest-bearing deposits       608,959          597,081           5,616            5,938           3.74            4.03
Borrowings                              249,709          147,500           3,242            2,170           5.27            5.97
                                  --------------    -------------   -------------   --------------   ------------    ------------
  Total interest-bearing
      liabilities                       858,668          744,581           8,858            8,108           4.18            4.42

Demand deposits                          80,045           66,414
Other liabilities                         5,307            4,221
Stockholders' equity                     91,873           89,849
                                  --------------    -------------
  Total liabilities and equity      $ 1,035,893        $ 905,065
                                  ==============    =============

Net interest income                                                     $  8,824         $  7,596
                                                                    =============   ==============
Spread on interest-bearing funds                                                                            3.15 %          3.21 %
Net interest margin                                                                                         3.66 %          3.69 %

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:


                                                  QUARTERS ENDED MARCH 31, 1999 VERSUS 1998
                                                         CHANGE IN INTEREST DUE TO
                                      -------------------------------------------------------------------

(in thousands)                           VOLUME             RATE             VOL/RATE           NET
                                      --------------    -------------      -------------   --------------
Loans, net                            $       1,781     $       (633)      $        (96)    $      1,052
Investment securities                           986               38                 10            1,034
Short-term investments                          (97)             (25)                14             (108)
                                      --------------    -------------      -------------   --------------
  Total                                       2,670             (620)               (72)           1,978
                                      --------------    -------------      -------------   --------------


Money market checking                            23               (7)                (2)              14
Money market savings                             36               15                  2               53
Savings and other                                (4)              (1)                 -               (5)
Certificates of deposit                         (10)            (375)                 1             (384)
Borrowings                                    1,504             (255)              (177)           1,072
                                      --------------    -------------      -------------   --------------
  Total                                       1,549             (623)              (176)             750
                                      --------------    -------------      -------------   --------------

Net change to interest income         $       1,121     $          3       $        104    $       1,228
                                      ==============    =============      =============   ==============


INTEREST INCOME

Interest income increased $1.98 million or 12.6% due primarily to increased average volumes of net loans and investment securities of $88.11 million and $62.54 million, respectively. Overall average yields decreased from 7.63% for the first quarter of 1998 to 7.33% for the same period in 1999. This was primarily due to a 45 basis point decrease in the average yields for net loans.

INTEREST EXPENSE

Interest expense increased $750,000 or 9.3% from the first quarter of 1998 to the same period in 1999. The increase was mainly due to higher average balances of borrowings. This increase was partially offset by lower cost of funds on certificates of deposit and borrowings. Overall average rates decreased from 4.42% for the first quarter of 1998 to 4.18% for the same period in 1999.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses during the first quarter of 1999 compared to $300,000 for the first quarter of 1998. The Company's percentage of allowance for loan losses to non-performing loans was 536.62% at March 31, 1999 compared to 417.12% at December 31, 1998. The Company's allowance for loan losses to gross loans was 1.85% at December 31, 1998 compared to 1.71% at March 31, 1999.

OTHER INCOME

The Company recorded $4.05 million in other income for the three months ended March 31, 1999 compared to $2.27 million for the same period in 1998. The following table shows the components of other income for the quarters ended March 31, 1999 and 1998:

(in thousands)                                                      FOR THE QUARTERS ENDED            $            %
                                                           MARCH 31, 1999       MARCH 31, 1998      CHANGE       CHANGE
                                                         ------------------   ------------------  -----------   ---------
Service charges on deposit accounts                      $              687   $              598  $        89       14.88%
Investment brokerage services commissions                               604                  682          (78)     (11.44)
Appreciation of cash surrender value life insurance                     228                  234           (6)      (2.56)
Loan servicing and other fees                                           142                  141            1        0.71
Income from investment in Real Estate Partnership                        13                  179         (166)     (92.74)
Gain on sale of headquarters building owned by
  the Real Estate Partnership                                         2,096                    -        2,096         n/a
Net gain on calls / sales of investment securities                        5                    4            1       25.00
Net gain on sales of loans                                                3                   25          (22)     (88.00)
Other                                                                   274                  404         (130)     (32.18)
                                                         ------------------   ------------------  -----------
      Total other income                                 $            4,052   $            2,267  $     1,785       78.74%
                                                         ==================   ==================  ===========   =========


Service charges on deposit accounts increased mainly due to an increase in the rates charged for overdraft fees. Investment brokerage services commissions decreased primarily due to lower variable annuity sales in the first quarter of 1999. On February 11, 1999, the Real Estate Partnership sold the headquarters building which resulted in a gain of $2.10 million. Due to the sale, the income from the investment in Real Estate Partnership decreased from quarter to quarter. Other income decreased due mainly to a reduced distribution from the Bank's investment in a small business investment company and due to the elimination of rental income the Bank received from the Real Estate Partnership for the use of the land that the headquarters building is built on.

OTHER EXPENSES

Other expenses totaled $5.98 million for the three months ended March 31, 1999 compared to $5.88 million for the same period in 1998. The following table details the significant components of other expenses for the periods presented:


(in thousands)                                                  FOR THE QUARTERS ENDED          $         %
                                                         MARCH 31, 1999     MARCH 31, 1998    CHANGE    CHANGE
                                                        -----------------  ----------------  -------   -------
Salaries, commissions and employee benefits             $           3,283  $          3,155  $   128       4.06%
Occupancy                                                             775               783       (8)     (1.02)
Data processing                                                       313               277       36      13.00
Advertising                                                           251               296      (45)    (15.20)
Furniture and equipment                                               245               240        5       2.08
Legal and accounting                                                  145               158      (13)     (8.23)
Communications                                                        138               134        4       2.99
Operation of foreclosed real estate owned                             103                94        9       9.57
Write-downs and net losses on sale
  of foreclosed real estate owned                                       -                60      (60)   (100.00)
Amortization of goodwill                                               29                 -       29        n/a
Other                                                                 696               670       26       3.88
                                                        -----------------  ----------------  -------
      Total other expenses                              $           5,978  $          5,867  $   111       1.89%
                                                        =================  ================  =======   ========

Salaries, commissions and employee benefits increased primarily due to an increase in overall salaries. Data processing increased mainly due to increases in fees from the Bank's core system third party provider as a result of two new branch openings in July 1998 and Year 2000 costs. Advertising decreased mainly due to print and broadcast expenses. Amortization of goodwill is a result of the July 1998 purchase of the two branches from Chase Manhattan Bank.

INCOME TAXES

During the first quarter of 1999, the Company recorded tax expense of $2.32 million compared to $1.41 million for the first quarter of 1998. The effective tax rates for the three months ended March 31, 1999 and 1998 were 33.6% and 38.2%, respectively. The decrease in the effective tax rate is primarily due to the formation of MMC.


PART I.  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 1999 based upon various earnings simulations, which include 100 basis point to 200 basis point increases and decreases in interest rates, management has projected the effect on net interest income for the next twelve months as follows:

                                              EFFECT ON NET INTEREST INCOME
                                           ------------------------------------
                                                SHOCK               RAMP
(in thousands)                              SCENARIO (A)        SCENARIO (B)
                                           ----------------   -----------------

200 basis point increase in rates (c)          $   (1,396)          $    (774)
100 basis point increase in rates (d)                (534)               (231)
100 basis point decrease in rates (d)                (278)                (70)
200 basis point decrease in rates (c)                (116)                 91

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

PART II ITEM 5.  OTHER INFORMATION
none

PART II ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     The following exhibit is included herein:
     27 - Financial Data Schedule


b)   Reports on Form 8-K:

     On January 25, 1999, the Company filed a Form 8-K announcing that its Board of Directors adopted a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market rates in negotiated and/or open market purchases.

     On February 19, 1999, the Company filed a Form 8-K announcing the sale of their banking and office complex at 100 Pearl Street in Hartford to the New Boston Pearl Limited Partnership, an independent third party. The sale resulted in $15.2 million in net proceeds and a $2.1 million gain. Mechanics Savings Bank will continue to occupy its banking and office space at 100 Pearl Street under a long term lease.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MECH Financial, Inc.


Date:  5/3/99                       /S/ EDGAR C. GERWIG
                                    -------------------
                                    Chairman, President and Chief Executive
                                    Officer


Date:  5/3/99                       /S/ THOMAS M. WOOD
                                    ------------------
                                    Executive Vice President and Treasurer


Date:  5/3/99                       /S/ BRIAN A. ORENSTEIN
                                    ----------------------
                                    Senior Vice President and Controller