Form 10-Q
period 1999-06-30
MECH FINANCIAL INC
filed 1999-08-10
CIK 1051123

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934, for the   quarter ended June 30, 1999 or

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

               Yes [X]                           No [ ]


                     Common Stock Par Value $.01 Per Share
                  4,995,731 Outstanding (as of June 30, 1999)

                               Table of Contents
                               -----------------

Part I. Item 1. Financial Information                                                                       Page
          A.        Consolidated Statements of Condition as of June 30, 1999 and
                      December 31, 1998                                                                       1

          B.        Consolidated Statements of Operations for the Three and Six Month Periods
                      Ended June 30, 1999 and June 30, 1998                                                   2

          C.        Consolidated Statements of Changes in Stockholders' Equity for the Six                    3
                      Month Periods Ended June 30, 1999 and June 30, 1998

          D.        Consolidated Statements of Cash Flows for the Six Month Periods Ended                     4
                      June 30, 1999 and June 30, 1998

          E.        Notes to Consolidated Financial Statements                                                6

Part I. Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                                13

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   25

Part II. Other Information                                                                                   25

Signatures                                                                                                   27

Exhibit                                                                                                      28

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Condition (unaudited)


(dollars in thousands)                                                               June 30, 1999    December 31, 1998
                                                                                    --------------    -----------------
                                    ASSETS

Cash and due from banks:
       Non-interest-bearing deposits and cash                                        $      22,940    $          20,567
       Short-term investments                                                                   75                1,420
                                                                                     -------------    -----------------
          Cash and cash equivalents                                                         23,015               21,987

Investments:
       Available-for-sale, at market value                                                 255,064              205,711
       Held-to-maturity (market value at June 30, 1999 - $71,759;
                         at December 31, 1998 - $80,873)                                    72,714               80,306
Federal Home Loan Bank stock, at cost                                                       15,837               10,487
Loans, net                                                                                 701,522              651,858
Bank premises and equipment                                                                  4,293                4,633
Investment in Real Estate Partnership                                                            -               13,541
Accrued interest receivable                                                                  5,812                4,957
Foreclosed real estate owned                                                                   681                  902
Cash surrender value life insurance                                                         17,279               16,873
Goodwill                                                                                       701                  759
Other assets                                                                                 8,567                7,355
                                                                                     -------------    -----------------
                                                                                     $   1,105,485    $       1,019,369
                                                                                     =============    =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
       Deposits                                                                      $     686,874    $         706,195
       Borrowings                                                                          316,017              210,225
       Mortgage escrow                                                                       6,566                1,652
       Other liabilities                                                                     5,496                5,929
                                                                                     -------------    -----------------
          Total liabilities                                                              1,014,953              924,001
                                                                                     -------------    -----------------



Stockholders' Equity:
       Preferred stock - par value $.01; 1,000,000 shares                                        -                    -
          authorized, none issued
       Common stock - par value $.01; 15,000,000 shares                                         53                   53
          authorized; 5,305,231 issued at June 30, 1999 and
          5,297,932 issued at December 31, 1998
       Additional paid in capital                                                           51,570               51,430
       Retained earnings                                                                    50,019               44,205
       Accumulated other comprehensive income (loss)                                        (2,107)                 160
       Less:  Treasury stock, at cost, 261,500 shares at June 30, 1999,
          none at December 31, 1998                                                         (8,523)                   -
       Less: Unallocated ESOP shares (48,000 shares)                                          (480)                (480)
                                                                                     -------------    -----------------
          Total stockholders' equity                                                        90,532               95,368
                                                                                     -------------    -----------------
                                                                                     $   1,105,485    $       1,019,369
                                                                                     =============    =================

  The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands except for earnings per share)                     For the three months ended            For the six months ended
                                                             June 30, 1999       June 30, 1998      June 30, 1999     June 30, 1998
                                                             -------------       -------------      -------------     -------------
Interest income:
     Interest and fees on loans                              $      13,099       $      11,934      $      25,837     $      23,620

     Interest and dividends on investment securities:
          Interest on debt securities                                4,839               3,746              9,225             7,228
          Dividends on equity securities                               284                 201                515               346
                                                             -------------       -------------      -------------     -------------
                                                                     5,123               3,947              9,740             7,574
     Other interest income                                             264                 594                590               985
                                                             -------------       -------------      -------------     -------------
          Total interest income                                     18,486              16,475             36,167            32,179
                                                             -------------       -------------      -------------     -------------
Interest expense:
     Interest on deposits:
          Savings deposits                                             800                 702              1,553             1,409
          Time deposits                                              4,615               5,385              9,478            10,616
                                                             -------------       -------------      -------------     -------------
          Total interest on deposits                                 5,415               6,087             11,031            12,025
     Interest on borrowings                                          3,869               2,511              7,111             4,681
                                                             -------------       -------------      -------------     -------------
          Total interest expense                                     9,284               8,598             18,142            16,706
                                                             -------------       -------------      -------------     -------------
          Net interest income                                        9,202               7,877             18,025            15,473
Provision for loan losses                                                -                 300                  -               600
                                                             -------------       -------------      -------------     -------------
Net interest income after provision for loan losses                  9,202               7,577             18,025            14,873
                                                             -------------       -------------      -------------     -------------
Other income:
     Service charges on deposit accounts                               698                 631              1,385             1,229
     Investment brokerage services commissions                         663                 613              1,267             1,295
     Appreciation of cash surrender value life insurance               236                 225                464               459
     Loan servicing and other fees                                     147                 194                289               335
     Gain on sale of headquarters building owned by
       the Real Estate Partnership                                      51                   -              2,148                 -
     Net gain on sales of loans                                         17                  20                 20                45
     Income from investment in Real Estate Partnership                   -                 189                 13               368
     Net gain on calls / sales of investment securities                  -                   -                  5                 4
     Other                                                             203                 245                476               773
                                                             -------------       -------------      -------------     -------------
          Total other income                                         2,015               2,117              6,067             4,508
                                                             -------------       -------------      -------------     -------------
Other expenses:
     Salaries, commissions and employee benefits                     3,374               3,030              6,656             6,229
     Occupancy                                                         755                 787              1,531             1,570
     Data processing                                                   305                 293                617               570
     Furniture and equipment                                           257                 234                503               474
     Advertising                                                       182                 160                433               456
     Legal and accounting                                              167                 170                312               328
     Communications                                                    129                 123                267               257
     Operation of foreclosed real estate owned                          66                  88                169               182
     Amortization of goodwill                                           29                   -                 58                 -
     Write-downs and net losses on sale
          of foreclosed real estate owned                                -                  25                  -                85
     Other                                                             709                 706              1,405             1,456
                                                             -------------       -------------      -------------     -------------
          Total other expenses                                       5,973               5,616             11,951            11,607
                                                             -------------       -------------      -------------     -------------
     Income before income taxes and extraordinary item               5,244               4,078             12,141             7,774
          Income tax expense                                         1,773               1,552              4,090             2,965
                                                             -------------       -------------      -------------     -------------
     Income before extraordinary item                                3,471               2,526              8,051             4,809
          Extraordinary item, early extinguishment of
            borrowings, net of tax (Note 6)                              -                   -               (435)             (119)
                                                             -------------       -------------      -------------     -------------
     Net income                                              $       3,471       $       2,526      $       7,616     $       4,690
                                                             =============       =============      =============     =============
Earnings per share:
     Basic:
          Income before extraordinary item                   $        0.70       $        0.48      $        1.60     $        0.92
          Extraordinary item                                 $           -       $           -      $       (0.09)    $       (0.02)
          Net income                                         $        0.70       $        0.48      $        1.51     $        0.90

     Diluted:
          Income before extraordinary item                   $        0.67       $        0.47      $        1.54     $        0.90
          Extraordinary item                                 $           -       $           -      $       (0.08)    $       (0.02)
          Net income                                         $        0.67       $        0.47      $        1.46     $        0.88

Weighted average shares outstanding:
     Basic                                                           4,994               5,223              5,046             5,222
     Diluted                                                         5,172               5,364              5,212             5,333

  The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Changes in Stockholders' Equity
For the six months ended June 30, 1999 and 1998

                                                                                                 Accumulated
                                                                        Additional                  Other
                                                                Common    Paid in    Retained    Comprehensive     Treasury
(in thousands)                                                  Stock     Capital    Earnings    Income (Loss)      Stock
                                                              --------  ----------  ----------  ---------------   ----------
Balance at December 31, 1997                                  $     53  $   50,927  $  37,891   $           398   $        -
Comprehensive income:
   1998 net income                                                   -           -      4,690                 -            -
   Net unrealized gains (losses) on securities, net of
      reclassification adjustment                                    -           -          -               219            -
Comprehensive income
Dividends paid ($0.15 per share)                                     -           -       (794)                -            -
Exercise of stock options                                            -          34          -                 -            -
                                                              --------  ----------  ---------   ---------------   ----------
   Balance at June 30, 1998                                   $     53  $   50,961  $  41,787   $           617   $        -
                                                              ========  ==========  =========   ===============   ==========

Balance at December 31, 1998                                  $     53  $   51,430  $  44,205   $           160   $        -
Comprehensive income:
   1999 net income                                                   -           -      7,616                 -            -
   Net unrealized gains (losses) on securities, net of
      reclassification adjustment                                    -           -          -            (2,267)           -
Comprehensive income
Treasury stock purchased (261,500 shares)                            -           -          -                 -       (8,523)
Dividends paid ($0.35 per share)                                     -           -     (1,802)                -            -
Exercise of stock options                                            -         140          -                 -            -
                                                              --------  ----------  ---------  ----------------   ----------
  Balance at June 30, 1999                                    $     53  $   51,570  $  50,019  $         (2,107)  $   (8,523)
                                                              ========  ==========  =========  ================   ==========

                                                             Unallocated
                                                                 ESOP
                                                                Shares       Total
                                                            ------------   -----------
Balance at December 31, 1997                                $       (720)  $    88,549
Comprehensive income:
   1998 net income                                                     -         4,690
   Net unrealized gains (losses) on securities, net of
      reclassification adjustment                                      -           219
                                                                           -----------
Comprehensive income                                                             4,909
                                                                           -----------
Dividends paid ($0.15 per share)                                       -          (794)
Exercise of stock options                                              -            34
                                                            ------------   -----------
   Balance at June 30, 1998                                 $       (720)  $    92,698
                                                            ============   ===========

Balance at December 31, 1998                                $       (480)  $    95,368
Comprehensive income:
   1999 net income                                                     -         7,616
   Net unrealized gains (losses) on securities, net of
      reclassification adjustment                                      -        (2,267)
                                                                           -----------
Comprehensive income                                                             5,349
                                                                           -----------
Treasury stock purchased (261,500 shares)                              -        (8,523)
Dividends paid ($0.35 per share)                                       -        (1,802)
Exercise of stock options                                              -           140
                                                            ------------   -----------
  Balance at June 30, 1999                                  $       (480)  $    90,532
                                                            ============   ===========




The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                         For the six months ended
(in thousands)                                                                   June 30, 1999               June 30, 1998
                                                                                 -------------               -------------
Cash flows from operating activities:
   Net income                                                                    $       7,616               $       4,690
                                                                                 -------------               -------------
   Adjustments to reconcile net income to
     cash provided by operating activities:
          Provision for loan losses                                                          -                         600
          Depreciation and amortization                                                    506                         471
          Amortization of investment security premiums/discounts, net                      (24)                         82
          Deferred loan costs, net of amortization                                        (350)                       (480)
          Net gain on sale of loans                                                        (20)                        (45)
          Proceeds from loan sales                                                       1,639                      14,263
          Originations of loans held for sale                                           (1,619)                    (13,882)
          Loss on retirement of bank premises and equipment                                  1                           4
          Decrease in deferred tax assets                                                    -                       1,392
          Realized gains on calls/sales of securities                                       (5)                         (4)
          Increase in interest and dividend receivables                                   (855)                       (664)
          Income from investment in Real Estate Partnership                                (13)                       (368)
          Gain on sale of 100 Pearl Street                                              (2,148)                          -
          Write-downs and net losses on sale of foreclosed real estate owned                 -                          85
          Increase in cash surrender value life insurance                                 (406)                       (407)
          Decrease in other assets                                                          32                          48
          Decrease in other liabilities                                                   (433)                       (295)
                                                                                 -------------               -------------
               Total adjustments                                                        (3,695)                        800
                                                                                 -------------               -------------
Net cash provided by operating activities                                                3,921                       5,490
                                                                                 -------------               -------------

Cash flows from investing activities:
   Proceeds from sale of available-for-sale securities                                       -                      15,753
   Proceeds from principal payments on available-for-sale securities                    34,971                      42,510
   Proceeds from principal payments on held-to-maturity securities                      15,857                      12,040
   Proceeds from maturities and calls of available-for-sale securities                   3,000                       6,847
   Proceeds from maturities and calls of held-to-maturity securities                     6,000                      11,005
   Purchases of available-for-sale securities                                          (90,829)                    (90,618)
   Purchases of held-to-maturity securities                                            (14,189)                    (42,485)
   Purchases of Federal Home Loan Bank stock                                            (5,350)                     (2,587)
   Net originations and purchases of loans                                             (49,797)                    (19,855)
   Proceeds from sale of 100 Pearl Street                                               15,702                           -
   Decrease in investment in Real Estate Partnership                                         -                         922
   Proceeds from sale of foreclosed real estate owned                                      709                         875
   Purchases of bank premises and equipment                                               (167)                       (344)
                                                                                 -------------               -------------
Net cash used in investing activities                                                  (84,093)                    (65,937)
                                                                                 -------------               -------------

Cash flows from financing activities:
   Net increase in demand deposits, money market and savings accounts                   16,072                       5,787
   Net (decrease) increase in certificates of deposit                                  (35,393)                     11,556
   Net increase in mortgage escrow                                                       4,914                       4,358
   Increase in FHLB borrowings                                                         685,407                     110,048
   Repayments of FHLB borrowings                                                      (579,615)                    (73,303)
   Issuance of common stock                                                                140                          34
   Dividends paid                                                                       (1,802)                       (794)
   Purchases of treasury stock                                                          (8,523)                          -
                                                                                 -------------              --------------
Net cash provided by financing activities                                               81,200                      57,686
                                                                                 -------------              --------------
Net (decrease) increase in cash and cash equivalents                                     1,028                      (2,761)
                                                                                 -------------              --------------

Cash and cash equivalents at beginning of period                                        21,987                      33,024
                                                                                 -------------              --------------

Cash and cash equivalents at end of period                                       $      23,015              $       30,263
                                                                                 =============              ==============

The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

                                                                                             For the six months ended
(in thousands)                                                                          June 30, 1999         June 30, 1998
                                                                                        -------------         -------------
Non-cash investing and financing activities
    Change in net unrealized gain (loss) on securities available-for-sale                $    (3,506)          $       239
    Change in net unrealized gain (loss) on securities held-to-maturity                           48                   103
    Transfer of loans to foreclosed real estate owned                                            613                   426
Supplemental disclosures of cash flow information
    Income taxes paid                                                                          3,853                 1,788
    Interest paid                                                                             17,851                16,472


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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Dollars are presented in thousands, except for per share data, in the following footnotes.

Note 2 - Investments

The amortized cost and market values as of June 30, 1999 of available-for-sale securities were as follows:

                                                                             Gross                  Gross             Estimated
                                                      Amortized            Unrealized            Unrealized            Market
                                                        Cost                 Gains                 Losses               Value
                                                  ---------------    --------------------    -----------------    ---------------
U. S. Government and agency securities            $        14,994    $                  -    $             285    $        14,709
Mortgage-backed securities                                219,927                     368                2,601            217,694
Debt securities issued by foreign governments                 350                       -                    -                350
Corporate debt securities                                   2,996                       -                   59              2,937
Marketable equity securities                                3,185                     113                  368              2,930
Mutual funds                                               16,674                      51                  281             16,444
                                                  ---------------    --------------------    -----------------    ---------------
                                                  $       258,126    $                532    $           3,594    $       255,064
                                                  ===============    ====================    =================    ===============

The amortized cost and market values as of December 31, 1998 of available-for-sale securities were as follows:

                                                                            Gross                  Gross              Estimated
                                                      Amortized           Unrealized            Unrealized             Market
                                                        Cost                Gains                 Losses                Value
                                                  ---------------    ------------------    -------------------    ---------------
U. S. Government and agency securities            $         4,995    $               34    $                 -    $         5,029
Mortgage-backed securities                                174,543                   883                    160            175,266
Debt securities issued by foreign governments                 350                     -                      -                350
Corporate debt securities                                   5,996                     -                     84              5,912
Marketable equity securities                                3,187                    85                    272              3,000
Mutual funds                                               16,196                    60                    102             16,154
                                                  ---------------    --------------------    -----------------    ---------------
                                                  $       205,267    $            1,062    $               618    $       205,711
                                                  ===============    ==================    ===================    ===============

The amortized cost and market values as of June 30, 1999 of held-to-maturity securities were as follows:

                                                                       Gross                Gross             Estimated
                                                Amortized            Unrealized           Unrealized           Market
                                                   Cost                Gains                Losses              Value
                                            ----------------    ------------------    ----------------    ---------------
U. S. Government and agency securities      $         27,000    $                -    $            903    $        26,097
Mortgage-backed securities                            44,714                   452                 394             44,772
Corporate debt securities                              1,000                     -                 110                890
                                            ----------------    ------------------    ----------------    ---------------
                                            $         72,714    $              452    $          1,407    $        71,759
                                            ================    ==================    ================    ===============

The amortized cost and market values as of December 31, 1998 of held-to-maturity securities were as follows:

                                                                      Gross               Gross             Estimated
                                                Amortized           Unrealized          Unrealized           Market
                                                   Cost               Gains               Losses              Value
                                            ----------------    ----------------    ----------------    ---------------
U. S. Government and agency securities      $         22,994    $             67    $            120    $        22,941
Mortgage-backed securities                            56,312                 689                  30             56,971
Corporate debt securities                              1,000                   -                  39                961
                                            ----------------    ----------------    ----------------    ---------------
                                            $         80,306    $            756    $            189    $        80,873
                                            ================    ================    ================    ===============

Note 3 - Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

                                             For the six months ending
                                         June 30,               June 30,
                                           1999                   1998
                                    ------------------     ------------------
Balance at beginning of year         $         12,301       $         14,031
Provision for loan losses                           -                    600
Loan charge-offs                                 (879)                (1,916)
Loan recoveries                                   395                    255
                                    ------------------     ------------------
Balance                              $         11,817       $         12,970
                                    ==================     ==================

Note 4 - Non-Performing Assets

The components of non-performing assets were as follows:

                                       June 30, 1999        December 31, 1998
                                    ------------------     ------------------
Non-accrual loans                    $          2,043       $          2,949
Accruing loans past due > 90 days                   -                      -
                                    ------------------     ------------------
     Total non-performing loans                 2,043                  2,949
Foreclosed real estate owned                      681                    902
                                    ------------------     ------------------
Total non-performing assets          $          2,724       $          3,851
                                    ==================     ==================
Non-performing assets as a
     percentage of total assets                  0.25%                  0.38%
                                    ==================     ==================
Non-performing assets as a
     percentage of gross loans and
     foreclosed real estate owned                0.38%                  0.58%
                                    ==================     ==================
Allowance for loan losses
     as a percentage of
     non-performing loans                      578.41%                417.12%
                                    ==================     ==================

Note 5 - Investment in Real Estate Partnership

The Bank's subsidiary, Eighty Pearl Street Corporation owns 50% of Pearl Street Associates Limited Partnership. This partnership previously owned (see below) the building at 100 Pearl Street, Hartford, CT which houses the Bank's banking and corporate offices.

During the first quarter of 1999, the Real Estate Partnership sold the building at 100 Pearl Street to New Boston Limited Partnership, an independent third party. Eighty Pearl Street Corporation received proceeds of $15.24 million and recognized a $2.10 million gain on the sale. During the second quarter of 1999, an additional $51 was received as a final reconciliation of the sale was concluded. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

Note 6 - Borrowings

Advances from the Federal Home Loan Bank of Boston ("FHLB") and the repayment schedule were as follows:

    Maturity Date            Interest Rate                June 30, 1999                 December 31, 1998
----------------------     -----------------         -----------------------         -----------------------
March 3, 1999                         5.13  %         $                    -          $               10,000
July 1, 1999                          6.15                             6,792                               -
July 19, 1999                         4.83                            15,000                               -
July 28, 1999                         4.79                             7,000                               -
July 28, 1999                         5.18                            12,000                               -
August 4, 1999                        4.83                            10,000                               -
August 19, 1999                       4.94                            10,000                          10,000
August 26, 1999                       4.99                            10,000                               -
November 15, 1999                     4.94                             7,000                           7,000
December 1, 1999                      5.05                            10,000                               -
June 7, 2000                          4.85                            10,000                          10,000
October 20, 2000                      6.21                                 -                          10,000
October 20, 2000                      6.24                                 -                          20,000
February 27, 2001                     5.71                             7,000                           7,000
June 25, 2001                         5.97                            30,000                               -
December 17, 2001                     5.95                            10,000                          10,000
November 7, 2002 *                    5.71                            30,000                          30,000
March 12, 2003                        5.78                             8,745                           8,745
March 31, 2003 *                      4.99                            20,000                               -
October 21, 2003                      4.19                                 -                           5,000
November 3, 2004 *                    5.80                            10,000                          10,000
April 21, 2006*                       4.85                            20,000                               -
January 8, 2008 *                     4.99                            15,000                          15,000
May 8, 2008 *                         5.52                            10,000                          10,000
June 4, 2008 *                        5.52                            10,000                          10,000
October 6, 2008 *                     4.49                             7,000                           7,000
December 8, 2008 *                    4.33                            20,000                          20,000
April 8, 2013 *                       5.49                            10,000                          10,000
March 24, 2014 *                      3.99  %                         10,000                               -
                                                     -----------------------         -----------------------
                                                      $              315,537          $              209,745
                                                     =======================         =======================

* initial call dates ranging from July 1999 to April 2003

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

During the first quarter of 1998, the Bank prepaid an $8,000 FHLB advance scheduled to mature November 30, 2000 that carried an interest rate of 6.61% thereby incurring a $192 prepayment penalty. Due to this prepayment penalty, the Company reported a $119 extraordinary item, which is net of $73 in taxes, due to the early extinguishment of borrowings. This reduced earnings per share by $0.02 on both a basic and diluted basis. The Bank analyzes its borrowing portfolio on a regular basis through its asset/liability and investment committees. During the quarters noted above, the Bank took advantage of fluctuations in interest rates and restructured its borrowing portfolio accordingly. Management believes these transactions will improve profitability in future quarters.

The Bank has access to a pre-approved line of credit up to approximately $15,000 and the capacity to borrow in excess of 40% of the Bank's total assets. In accordance with an agreement with the FHLB, the Bank is required to maintain qualified collateral, as defined in the FHLB Statement of Credit Policy, free and clear of liens, pledges and encumbrances as collateral for the advances.

The Employee Stock Ownership Plan ("ESOP") borrowed $1,200 to purchase 120,000 shares of the Bank's stock for the ESOP in conjunction with the Bank's conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank, completed on June 25, 1996. The shares in the ESOP were converted into shares of MECH Financial, Inc. on January 1, 1998. At June 30, 1999 and December 31, 1998, this borrowing had an outstanding balance of $480. The loan's final principal payment is due on December 31, 2000. The loan carries an interest rate equal to the prime rate. The Bank has fully guaranteed this borrowing.

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

The weighted average shares outstanding totaled 4,993,550 and 5,222,739 for the quarters ended June 30, 1999 and 1998, respectively. The weighted average shares outstanding totaled 5,046,069 and 5,222,165 for the six months ended June 30, 1999 and 1998, respectively. The effect of dilutive stock options was 178,020 and 141,591 shares for the quarters ended June 30, 1999 and 1998, respectively. The effect of dilutive stock options was 165,921 and 111,180 shares for the six months ended June 30, 1999 and 1998, respectively.

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

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. The adoption of SFAS No. 133 is not expected to have a material impact for the Company.

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

The following table represents the components and the related tax effects allocated to other comprehensive income for the second quarter of 1999:

                                                       Before               Tax                Net of
                                                        Tax              (Expense)              Tax
                                                       Amount             Benefit              Amount
                                                  -------------       -------------       -------------
Net unrealized gains (losses) on securities
     arising during the period                     $    (2,753)        $       909         $    (1,844)
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                       21                  (8)                 13
                                                  -------------       -------------       -------------
Net unrealized gains (losses) on securities        $    (2,732)        $       901         $    (1,831)
                                                  =============       =============       =============

The following table represents components and the related tax effects allocated to other comprehensive income for the second quarter of 1998:

                                                   Before              Tax              Net of
                                                     Tax            (Expense)             Tax
                                                   Amount            Benefit            Amount
                                               -------------     -------------      -------------
Net unrealized gains (losses) on securities
     arising during the period                  $       278       $      (111)       $       167
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                    51               (21)                30
                                               -------------     -------------      -------------
Net unrealized gains (losses) on securities     $       329       $      (132)       $       197
                                               =============     =============      =============

The following table represents the components and the related tax effects allocated to other comprehensive income for the first six months of 1999:

                                                       Before                Tax                Net of
                                                         Tax              (Expense)               Tax
                                                       Amount              Benefit              Amount
                                                  --------------       -------------       --------------
Net unrealized gains (losses) on securities
     arising during the period                     $     (3,506)        $     1,210         $     (2,296)
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                        48                 (19)                  29
                                                  --------------       -------------       --------------
Net unrealized gains (losses) on securities        $     (3,458)        $     1,191         $     (2,267)
                                                  ==============       =============       ==============

The following table represents the components and the related tax effects allocated to other comprehensive income for the first six months of 1998:

                                                   Before             Tax               Net of
                                                     Tax           (Expense)             Tax
                                                   Amount           Benefit             Amount
                                               ------------     -------------      -------------
Net unrealized gains (losses) on securities
     arising during the period                  $     244        $      (97)        $      147
Less:  reclassification adjustment for
     gain realized in net income                        4                (2)                 2
Adjustment to tax rate on prior periods'
     net unrealized gains on securities                 -                21                 21
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                 102               (49)                53
                                               ------------     -------------      -------------
Net unrealized gains (losses) on securities     $     342        $     (123)        $      219
                                               ============     =============      =============

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

On April 20, 1999, the Company declared a quarterly dividend of $0.20 per share on its common stock. The dividend was paid on May 14, 1999 to shareholders of record on May 3, 1999.

On July 20, 1999, the Company declared a quarterly dividend of $0.20 per share on its common stock. The dividend will be paid on August 13, 1999 to shareholders of record on August 2, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the following discussion and analysis concerning future results, performance, expectations, or intentions are forward-looking statements. Actual results, performance, or developments may differ materially from forward-looking statements as a result of known or unknown risks, uncertainties and other factors. Discussion regarding Year 2000 issues necessarily involve uncertainties in terms of the future consequences to the Bank of failure of the Bank's suppliers, vendors and customers to effectively manage their computer issues regarding Year 2000.

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

The Company reported net income of $3.47 million for the quarter ended June 30, 1999 compared to $2.53 million for the same period in 1998, an increase of 37.4%. For the six months ended June 30, 1999 and 1998, the Company reported net income of $7.62 million and $4.69 million, respectively.

During the first quarter of 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices to New Boston Limited Partnership, an independent third party. The subsidiary received proceeds of $15.24 million and recognized a $2.10 million gain on the sale. The subsidiary received an additional $51,000 during the second quarter of 1999 as a final reconciliation of the sale was completed. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

During the first quarter of 1999, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. The Company completed the program and purchased 261,500 shares of common stock at a cost of $8.52 million during the quarter.


Financial Condition

Total assets as of June 30, 1999 were $1,105.49 million representing an increase of $86.12 million or 8.5% from $1,019.37 million at December 31, 1998. The Company's Tier 1 leverage ratio was 8.44% at June

30, 1999 compared to 9.63% at December 31, 1998. The Company's total risk-based capital ratio was 14.06% at June 30, 1999 compared to 15.75% at December 31, 1998.

Cash and cash equivalents increased slightly from $21.99 million at December 31, 1998 to $23.02 million at June 30, 1999. The Company continues to efficiently manage cash and cash equivalents to balance the need for liquidity with the need for increased yields.

Investment securities increased $41.76 million or 14.6% from $286.02 million at December 31, 1998 to $327.78 million at June 30, 1999 primarily due to an increase in the mortgage-backed securities portfolio of $30.83 million and an increase in U.S. Government and agency securities of $13.69 million. Funds available for investment increased mainly due to increased Federal Home Loan Bank ("FHLB") borrowings. At June 30, 1999, the Company held $72.71 million in securities classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Due to increased FHLB borrowings, the Company was required to purchase additional shares of stock totaling $5.35 million from the FHLB during the first six months of 1999. The Company believes that these shares provide above average dividend yields for the risk characteristics of such investments.

Net loans increased $49.66 million or 7.6% from $651.86 million at December 31, 1998 to $701.52 million at June 30, 1999. The majority of the increase came from a $36.71 million increase in loans secured by one- to four-family real estate, a $5.85 million increase in commercial real estate mortgages and a $4.79 million increase in the installment loan portfolio. The allowance for loan losses totaled $11.82 million at June 30, 1999 compared to $12.30 million at December 31, 1998. There were no provisions for loan losses recorded during the three months ended June 30, 1999 and net charge-offs totaled $37,000 during the second quarter. The allowance for loan losses as a percentage of non-performing loans was 417.12% and 578.41% at December 31, 1998 and June 30, 1999, respectively.

The Bank's subsidiary, Eighty Pearl Street Corporation owns 50% of Pearl Street Associates Limited Partnership ("the Real Estate Partnership"). During the first quarter of 1999, the Real Estate Partnership sold the building at 100 Pearl Street, Hartford, CT to New Boston Limited Partnership, an independent third party. Eighty Pearl Street Corporation received proceeds of $15.24 million and recognized a $2.10 million gain on the sale. The subsidiary received an additional $51,000 during the second quarter of 1999 as a final reconciliation of the sale was completed. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

Foreclosed real estate owned decreased from $902,000 at December 31, 1998 to $681,000 at June 30, 1999. The Company sold fifteen properties totaling $709,000 during the six months ended June 30, 1999. There were no write-downs and net losses on sale of foreclosed real estate owned for the first six months of 1999, compared to $85,000 for the same period in 1998.

Non-performing assets totaled $2.72 million at June 30, 1999 compared to $3.85 million at December 31, 1998. Charge-offs on non-performing loans reduced non-performing assets by $878,000. Sales of foreclosed real estate owned accounted for an additional $709,000 of the reductions. There were other reductions of non-performing assets of $2.16 million due to payoffs, payments and loans returning to accrual status. These reductions were offset by $2.62 million in additions to non-performing assets since December 31, 1998. Non-performing assets as a percentage of total assets was 0.38% at December 31, 1998 and 0.25% at June 30, 1999. Non-performing assets as a percentage of total loans and foreclosed real estate owned was 0.58% at December 31, 1998 and 0.38% at June 30, 1999.

Deposits decreased 2.7% from $706.20 million at December 31, 1998 to $686.87 million at June 30, 1999. The decrease was mainly in one year certificates of deposits.

Borrowings from the FHLB increased $105.79 million from December 31, 1998 to June 30, 1999. These borrowings were mainly used to fund investments and loans. The Bank borrowed on a gross basis $685.41 million and repaid $579.62 million during the six months ended June 30, 1999 as compared to gross borrowings of $110.05 million and gross repayments of $73.30 million during the same period in 1998. During the first six months of 1999, the Bank took advantage of low rate shorter term borrowings (ranging from 1 day to 1 month) as compared to the same period in 1998. The Company's $315.54 million of FHLB advances carry a weighted average rate of 5.21% and have a weighted average contractual maturity of 4.3 years. At December 31, 1998, FHLB advances totaled $209.75 million and carried a weighted average rate of 5.38% and a weighted average contractual maturity of
5.2 years. In addition, $162.00 million or 51.3% of the FHLB borrowings at June 30, 1999 were callable and had call dates ranging from July 1999 to April 2003.

During the first quarter of 1999, the Bank prepaid a $20.00 million FHLB advance scheduled to mature October 20, 2000 that carried an interest rate of 6.24% which resulted in a $432,000 prepayment penalty. In addition, the Bank prepaid a $10.00 million FHLB advance scheduled to mature on October 20, 2000 that carried an interest rate of 6.21% and incurred a $223,000 prepayment penalty. Due to these prepayment penalties, the Company reported a $435,000 extraordinary item, net of $220,000 in taxes due to the early extinguishment of debt during the first quarter of 1999. This reduced earnings per share by $0.09 and $0.08 on a basic and diluted basis, respectively.

During the first quarter of 1998, the Bank prepaid the $8.00 million FHLB advance scheduled to mature November 30, 2000 that carried an interest rate of 6.61% thereby incurring a $192,000 prepayment penalty. Due to this prepayment penalty, the Company reported a $119,000 extraordinary item, net of $73,000 in taxes due to the early extinguishment of debt. This reduced earnings per share by $0.02 on both a basic and diluted basis. The Bank analyzes its borrowing portfolio on a regular basis through its asset/liability and investment committees. During the quarters noted above, the Bank took advantage of fluctuations in interest rates and restructured its borrowing portfolio accordingly. Management believes these transactions will improve profitability in future quarters.

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

The Bank manages its liquidity position to ensure that there is sufficient funding available at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The Bank monitors its liquidity in accordance with guidelines established under its asset/liability management policy and applicable regulatory requirements. On a monthly basis, management monitors the Bank's liquidity position by analyzing the amount of securities available for repurchase agreements, the Bank's borrowing capacity at the FHLB, the expected level of cash flows from loans and mortgage-backed securities, the expected prepayments from loans and mortgage-backed securities, and the Bank's levels of cash and short-term investments. At June 30, 1999 management believes its current liquidity level is sufficient to meet normal operating needs.

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

The Company models its forecasted balance sheet using interest rate ramps, shocks and a most likely interest rate scenario over a 24 month time horizon. In accordance with its funds management policy, the Company measures its interest rate sensitivity by ramping interest rates in one hundred basis point increments from -400 to +400 basis points from the current rate environment. From this 800 basis point grid, the asset/liability committee selects the most likely 400 basis point interest rate range based on the current interest rate environment, as well as other economic factors. The Company will accept equal to or less than a 10% change in net interest income over the next 12 months within the selected 400 basis point band. At June 30, 1999, the Company was within its policy guideline, and the Company believes its level of interest rate sensitivity was appropriate.

Capital Resources

At June 30, 1999, the Company's stockholders' equity totaled $90.53 million representing a 5.1% decrease from the $95.37 million in capital at December 31, 1998. The decrease was due mainly to the purchase of 261,500 shares of treasury stock during the first quarter 1999 stock repurchase program and a decrease of $2.27 million in accumulated other comprehensive income due to the net unrealized loss on the Bank's investment portfolio. At June 30, 1999, the Company had a Tier 1 leverage capital ratio of 8.44% and a total risk-based capital ratio of 14.06%. The Company's Tier 1 leverage capital ratio was 9.63% and its total risk-based capital ratio was 15.75% at December 31, 1998.

During the first quarter of 1999, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. The Company completed the program and purchased 261,500 shares of common stock at a cost of $8.52 million during the quarter.

As of December 31, 1998 and June 30, 1999, the Company meets all capital adequacy requirements to which it is subject and was classified, as of its most recent notification, as "well capitalized". The Company believes its current capital is adequate to support operations and anticipated future growth.

Year 2000 Readiness Disclosure

MECH Financial, Inc. is committed to ensure that the Company will be well prepared to handle the date change which will occur at midnight on December 31, 1999. The Board of Directors approved a plan for implementing and monitoring Year 2000 ("Y2K") compliance. All testing and implementation of critical systems has been completed as of June 30, 1999.

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

The Company has no internally developed software, therefore no internal renovation has occurred. Renovation, the actual changing of computer code, is being monitored closely through regular vendor correspondence. At June 30, 1999, the Company estimates its vendors' software was 95% renovated.

The Company's core processing system is outsourced to Fiserv, Inc., based in Milwaukee, Wisconsin. Fiserv is a leading data processor for banks and services approximately 7,000 financial services providers worldwide. The Company maintains regular contact with Fiserv to ensure progress toward each stage of completing the Y2K compliance process. Fiserv stated that they completed the renovation of their system, and placed the system into production. Fiserv tested the system internally, and determined it to be Y2K compliant. The Company tested the system on a company wide basis in October 1998 and noted no significant issues pertaining to Y2K. The Company tested the system again in May 1999 with a focus on multiple future date testing and noted no significant issues pertaining to Y2K.

The completion of the successful Fiserv test constitutes a large part of the Company's internal testing. The Company has also tested all of its computer hardware, as well as many of its other IT and non-IT systems. The Company estimates its testing to be 90% complete.

The most reasonably likely worst case Y2K scenario would probably be a low priority vendor's software program's short term malfunction. The Company has developed contingency plans to address various Year 2000 disruption scenarios. These contingency plans will be tested during the third quarter of 1999. For a low priority vendor's software program malfunction, the Company may choose to purchase and implement a Y2K compliant product from another vendor, or await further renovation on the currently owned software, depending on the Company's evaluation of the vendor and the software's day-to-day criticality to the Company. In either case, the Company would attempt to use other existing Y2K compliant software in its place until the non-compliant software is successfully renovated or replaced.

The Company expects Y2K issues to have no material effects on results of operations, liquidity or financial condition. The Company expects that expenditures associated with the Y2K effort will not exceed $350,000 with approximately $250,000 spent to date. These costs will consist primarily of purchases of new equipment and software which will be depreciated over their respective useful lives.

The Company, in its attempt to mitigate risk in its commercial loan portfolio, will identify, evaluate and monitor the risks that Y2K poses on its "material" commercial borrowers. The Company has determined that a "material" commercial borrower is a borrower with a total relationship of $400,000 or more as well as any loan with a risk rating warranting further review. Upon completion, the Company will have reviewed over 75% (based on dollars) of its commercial portfolio. As of June 30, 1999, this review was approximately 95% complete. This review included loan document reviews and borrower interviews. The Company determined whether the borrower had a Y2K plan, whether the borrower had the necessary resources to implement its plan, as well as the borrowers' overall vulnerability to the Y2K issue. Based on the results of these reviews, the Company did not identify material exposure to the Y2K issue in its commercial loan portfolio at this time.

Results of Operations

For the quarters ended June 30, 1999 and 1998

For the quarter ended June 30, 1999, the Company reported net income of $3.47 million or $0.67 per diluted share compared to $2.53 million or $0.47 per diluted share for the same period in 1998.

Net Interest Income

Net interest income totaled $9.20 million for the three months ended June 30, 1999 compared to $7.88 million for the same period in 1998, representing a $1.32 million or 16.8% increase. The net interest margin decreased slightly from 3.59% for the quarter ended June 30, 1998 to 3.57% for the same period in 1999. Average interest-earning assets increased $153.67 million while average interest-bearing liabilities increased $124.78 million. Average net loans and investment securities increased $101.46 million and $66.28 million, respectively. U.S. government and agency securities and mortgage-backed securities were the main reasons for the increase in average investment securities. Average net loans increased primarily due to a $57.18 million increase in one- to four-family mortgages, an $18.15 million increase in average commercial real estate mortgages and a $15.21 million increase in consumer loans. Average borrowings increased $129.18 million from quarter to quarter.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the quarters ended June 30, 1999 and 1998:


                                         Average Balance                     Income / Expense                     Yield
                                   --------------------------         ----------------------------      --------------------------
                                     Quarters ended June 30,              Quarters ended June 30,        Quarters ended June 30,
(in thousands)                          1999          1998                 1999            1998            1999           1998
                                   -------------    ---------         -------------      ---------      ---------      -----------
Loans, net                         $     690,096    $ 588,638         $   13,099         $  11,934           7.61%          8.13%
Investment securities                    339,464      273,185              5,343             4,299           6.31           6.31
Short-term investments                     3,785       17,857                 44               242           4.66           5.44
                                   -------------    ---------         ----------         ---------      ---------      ---------
  Total interest-earning assets        1,033,345      879,680             18,486            16,475           7.18           7.51
Other assets                              51,681       68,080
                                   -------------    ---------
  Total assets                     $   1,085,026    $ 947,760
                                   =============    =========


Money market checking              $      48,958    $  37,429                186               112           1.52           1.20
Money market savings                      61,837       51,595                393               303           2.55           2.36
Savings and other                        115,223      112,482                436               428           1.52           1.53
Certificates of deposit                  378,805      407,720              4,400             5,244           4.66           5.16
                                   -------------    ---------         ----------         ---------      ---------      ---------
  Total interest-bearing deposits        604,823      609,226              5,415             6,087           3.59           4.01
Borrowings                               300,869      171,685              3,869             2,511           5.16           5.87
                                   -------------    ---------         ----------         ---------      ---------      ---------
   Total interest-bearing
    liabilities                          905,692      780,911              9,284             8,598           4.11           4.42

Demand deposits                           82,359       70,522
Other liabilities                          6,359        4,706
Stockholders' equity                      90,616       91,621
                                   -------------    ---------
  Total liabilities and equity     $   1,085,026    $ 947,760
                                   =============    =========

Net interest income                                                   $    9,202         $   7,877
                                                                      ==========         =========

Spread on interest-bearing funds                                                                             3.07%          3.09%
Net interest margin                                                                                          3.57%          3.59%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:

                                                          Quarters ended June 30, 1999 versus 1998
                                                                  Change in interest due to
                                     ----------------------------------------------------------------------------------

(in thousands)                           Volume                 Rate                   Vol/Rate              Net
                                     --------------        --------------          ---------------      ---------------
Loans, net                           $        2,057        $         (761)         $          (131)     $         1,165
Investment securities                         1,043                     1                        -                1,044
Short-term investments                         (191)                  (34)                      27                 (198)
                                     --------------        --------------          ---------------      ---------------
  Total                                       2,909                  (794)                    (104)               2,011
                                     --------------        --------------          ---------------      ---------------

Money market checking                            34                    30                       10                   74
Money market savings                             60                    25                        5                   90
Savings and other                                10                    (2)                       -                    8
Certificates of deposit                        (372)                 (508)                      36                 (844)
Borrowings                                    1,889                  (303)                    (228)               1,358
                                     --------------        --------------          ---------------      ---------------
  Total                                       1,621                  (758)                    (177)                 686
                                     --------------        --------------          ---------------      ---------------

Net change to interest income        $        1,288        $          (36)         $            73      $         1,325
                                     ==============        ==============          ===============      ===============


Interest Income

Interest income increased $2.01 million or 12.2% due primarily to increased average volumes of net loans and investment securities of $101.46 million and $66.28 million, respectively. Overall average yields decreased from 7.51% for the second quarter of 1998 to 7.18% for the same period in 1999. This was primarily due to a 52 basis point decrease in the average yields for net loans.

Interest Expense

Interest expense increased $686,000 or 8.0% from the second quarter of 1998 to the same period in 1999. The increase was mainly due to higher average balances of borrowings. This increase was partially offset by lower cost of funds on certificates of deposit and borrowings. Overall average rates decreased from 4.42% for the second quarter of 1998 to 4.11% for the same period in 1999.

Provision for Loan Losses

There was no provision for loan losses during the second quarter of 1999 compared to $300,000 for the second quarter of 1998. The Company's percentage of allowance for loan losses to non-performing loans was 578.41% at June 30, 1999 compared to 417.12% at December 31, 1998. The Company's allowance for loan losses to gross loans was 1.85% at December 31, 1998 compared to 1.66% at June 30, 1999.

Other Income

The Company recorded $2.02 million in other income for the three months ended June 30, 1999 compared to $2.12 million for the same period in 1998. The following table shows the components of other income for the quarters ended June 30, 1999 and 1998:

(in thousands)                                            For the quarters ended                $                %
                                                    June 30, 1999      June 30, 1998         Change            Change
                                                    -------------      -------------      ------------      ------------
Service charges on deposit accounts                 $         698      $         631      $         67             10.62  %
Investment brokerage services commissions                     663                613                50              8.16
Appreciation of cash surrender value life
     insurance                                                236                225                11              4.89
Loan servicing and other fees                                 147                194               (47)           (24.23)
Gain on sale of headquarters building owned by
     the Real Estate Partnership                               51                  -                51               n/a
Net gain on sales of loans                                     17                 20                (3)           (15.00)
Income from investment in Real Estate Partnership               -                189              (189)          (100.00)
Other                                                         203                245               (42)           (17.14)
                                                    -------------      -------------      ------------
      Total other income                            $       2,015      $       2,117      $       (102)            (4.82) %
                                                    =============      =============      ============      ============

Service charges on deposit accounts increased mainly due to overdraft fees. Investment brokerage services commissions increased primarily due to higher investment advisory fees in the second quarter of 1999. Loan servicing and other fees decreased primarily due to large prepayment and letter of credit fees received during May 1998. On February 11, 1999, the Real Estate Partnership sold the headquarters building which resulted in a gain of $2.10 million. An additional $51,000 was received during the second quarter of 1999 as a final reconciliation of the sale proceeds was performed. Due to the sale, the income from the investment in Real Estate Partnership decreased from quarter to quarter. Other income decreased due mainly to the elimination of rental income the Bank received from the Real Estate Partnership for the use of the land that the headquarters building is built on.

Other Expenses

Other expenses totaled $5.97 million for the three months ended June 30, 1999 compared to $5.62 million for the same period in 1998. The following table details the significant components of other expenses for the periods presented:

(in thousands)                                    For the quarters ended             $                %
                                            June 30, 1999      June 30, 1998       Change           Change
                                            -------------      -------------    -----------       --------
Salaries, commissions and employee
 benefits                                   $       3,374      $       3,030    $       344          11.35 %
Occupancy                                             755                787            (32)         (4.07)
Data processing                                       305                293             12           4.10
Furniture and equipment                               257                234             23           9.83
Advertising                                           182                160             22          13.75
Legal and accounting                                  167                170             (3)         (1.76)
Communications                                        129                123              6           4.88
Operation of foreclosed real estate owned              66                 88            (22)        (25.00)
Amortization of goodwill                               29                  -             29            n/a
Write-downs and net losses on sale
     of foreclosed real estate owned                    -                 25            (25)       (100.00)
Other                                                 709                706              3           0.42
                                            -------------      -------------     ----------
      Total other expenses                  $       5,973      $       5,616     $      357           6.36 %
                                            =============      =============     ==========       ========

Salaries, commissions and employee benefits increased primarily due to an increase in overall salaries and commissions. Occupancy expenses decreased mainly due to a rent reduction at the Bank's headquarters building, which went into effect in November 1998. Furniture and equipment increased mainly due to general repairs and maintenance. Advertising increased mainly due to newspaper advertising. Foreclosed real estate operating expenses decreased mainly due to reduced expenses for commercial properties. Amortization of goodwill is a result of the July 1998 purchase of the branches from Chase Manhattan Bank.

Income Taxes

During the second quarter of 1999, the Company recorded tax expense of $1.77 million compared to $1.55 million for the second quarter of 1998. The effective tax rates for the three months ended June 30, 1999 and 1998 were 33.8% and 38.1%, respectively. The decrease in the effective tax rate is primarily due to the reduction of state taxable income as a result of the use of MMC.

For the six months ended June 30, 1999 and 1998

For the six months ended June 30, 1999, the Company reported net income of $7.62 million or $1.46 per diluted share compared to $4.69 million or $0.88 per diluted share for the same period in 1998. During the first six months of 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street, Hartford, CT which houses the Bank's banking and corporate offices and recognized a $2.15 million gain on the sale. In addition, net interest income increased $2.55 million or 16.5% for the first six months of 1999 as compared to the same period of 1998.

Net Interest Income

Net interest income totaled $18.02 million for the six months ended June 30, 1999 compared to $15.47 million for the same period in 1998, representing $2.55 million or a 16.5% increase. The net interest margin decreased from 3.64% for the six months ended June 30, 1998 to 3.61% for the same period in 1999. Average interest-bearing liabilities increased $119.46 million while average interest-earning assets increased $148.98 million. Increases in average FHLB borrowings was the main reason for the increases in interest-bearing liabilities. Average net loans and investment securities were $94.82 million and $64.84 million higher for the six months ended June 30, 1999 compared to the same period in 1998, respectively.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the six months ended June 30, 1999 and 1998:

                                       Average Balances              Income / Expense                   Yields
                                   -------------------------    --------------------------     -------------------------
                                   Six months ended June 30,     Six months ended June 30,     Six months ended June 30,
                                       1999          1998         1999             1998          1999            1998
                                   ------------    ---------    ----------       ---------     ---------      ----------
Loans, net                         $    678,193    $ 583,373    $   25,837       $  23,620          7.68%           8.16%
Investment securities                   323,474      258,633        10,222           8,145          6.37            6.35
Short-term investments                    4,670       15,349           108             414          4.66            5.44
                                   ------------    ---------    ----------       ---------     ---------      ----------
  Total interest-earning assets       1,006,337      857,355        36,167          32,179          7.25            7.57
Other assets                             54,258       69,175
                                   ------------    ---------
  Total assets                     $  1,060,595    $ 926,530
                                   ============    =========

Money market checking              $     45,743    $  36,180           305             217          1.34            1.21
Money market savings                     60,798       52,566           758             615          2.51            2.36
Savings and other                       112,104      111,288           839             836          1.51            1.51
Certificates of deposit                 388,234      403,153         9,129          10,357          4.74            5.18
                                   ------------    ---------    ----------       ---------     ---------      ----------
  Total interest-bearing deposits       606,879      603,187        11,031          12,025          3.67            4.02
Borrowings                              275,431      159,659         7,111           4,681          5.21            5.91
                                   ------------    ---------    ----------       ---------     ---------      ----------
  Total interest-bearing
   liabilities                          882,310      762,846        18,142          16,706          4.15            4.42

Demand deposits                          81,208       68,479
Other liabilities                         5,836        4,465
Capital                                  91,241       90,740
                                   ------------    ---------
  Total liabilities and capital    $  1,060,595    $ 926,530
                                   ============    =========

Net interest income                                             $   18,025       $  15,473
                                                                ==========       =========
Spread on interest-bearing funds                                                                    3.10%           3.15%
Net interest margin                                                                                 3.61%           3.64%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:

                                              Six months ended June 30, 1999 versus 1998
                                                       Change in interest due to
                               ----------------------------------------------------------------------
(in thousands)                     Volume               Rate             Vol/Rate              Net
                                 ----------         -----------         ----------         ----------
Loans, net                           $3,839             $(1,395)             $(227)           $ 2,217
Investment securities                 2,042                  28                  7              2,077
Short-term investments                 (288)                (59)                41               (306)
                                 ----------         -----------         ----------         ----------
  Total                               5,593              (1,426)              (179)             3,988
                                 ----------         -----------         ----------         ----------


Money market checking                    57                  24                  7                 88
Money market savings                     96                  40                  7                143
Savings and other                         6                  (3)                 -                  3
Certificates of deposit                (383)               (877)                32             (1,228)
Borrowings                            3,394                (559)              (405)             2,430
                                 ----------         -----------         ----------         ----------
  Total                               3,170              (1,375)              (359)             1,436
                                 ----------         -----------         ----------         ----------

Net change to interest income        $2,423             $   (51)             $ 180            $ 2,552
                                 ==========         ===========         ==========         ==========

Interest Income

Interest income increased $3.99 million or 12.4% due primarily to average increased volumes of loans and investment securities. Overall average yields decreased from 7.57% for the six months ended June 30, 1998 to 7.25% for the same period in 1999 primarily due to a 48 basis point decrease in the average yield on loans.

Interest Expense

Interest expense increased $1.44 million or 8.6% from the first six months of 1998 to the same period in 1999. The increase was due mainly to higher average balances of FHLB borrowings. This increase was partially offset by lower average volumes of certificates of deposits and overall lower rates on deposit accounts and FHLB borrowings. Overall cost of funds decreased from 4.42% for the six months ended June 30, 1998 to 4.15% for the same period in 1999.

Provision For Loan Losses

There was no provision for loan losses during the first six months of 1999 compared to $600,000 for the same period in 1998. The Company's percentage of allowance for loan losses to non-performing loans was 578.41% at June 30, 1999 and 417.12% at December 31, 1998. The allowance for loan losses as a percentage of gross loans was 1.66% at June 30, 1999 and 1.85% at December 31, 1998.

Other Income

The Company recorded $6.07 million in other income for the six months ended June 30, 1999 compared to $4.51 million for the same period in 1998, representing an increase of 34.6%. The following table shows the components of other income for the six months ended June 30, 1999 and 1998:

(in thousands)                                                       Six months ended June 30,             $               %
                                                                       1999             1998             Change          Change
                                                                  ------------   -----------------   --------------   -----------
Gain on sale of headquarters building owned by
     the Real Estate Partnership                                   $   2,148      $            -      $    2,148             n/a %
Service charges on deposit accounts                                    1,385               1,229             156           12.69
Investment brokerage services commissions                              1,267               1,295             (28)          (2.16)
Appreciation of cash surrender value life insurance                      464                 459               5            1.09
Loan servicing and other fees                                            289                 335             (46)         (13.73)
Net gain on sales of loans                                                20                  45             (25)         (55.56)
Income from investment in Real Estate Partnership                         13                 368            (355)         (96.47)
Net gain on sales of investment securities                                 5                   4               1           25.00
Other                                                                    476                 773            (297)         (38.42)
                                                                  ------------   -----------------   --------------
                                                                   $   6,067      $        4,508      $    1,559           34.58 %
                                                                  ============   =================   ==============   ===========

During the first six months of 1999, the Real Estate Partnership sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices and recognized a $2.15 million gain on the sale. Service charges on deposit accounts were higher due mainly to increased rates for overdrafts. Loan servicing and other fees decreased primarily due to large prepayment and letter of credit fees received during May 1998. Income from the investment in Real Estate Partnership decreased due to the sale of the headquarters building. Other income decreased mainly due to the elimination of rental income the Bank received from the Real Estate Partnership for the use of the land that the headquarters building is built on and a reduced distribution from the Bank's investment in a small business investment company.

Other Expenses

Other expenses totaled $11.95 million for the six months ended June 30, 1999 compared to $11.61 million for the same period in 1998. The following table details the significant components of other expenses for the periods presented:

(in thousands)                                    Six months ended June 30,          $              %
                                                     1999           1998           Change         Change
                                                 -----------     -----------    -----------     ----------
Salaries, commissions and employee benefits       $   6,656       $   6,229      $    427           6.86  %
Occupancy                                             1,531           1,570           (39)         (2.48)
Data processing                                         617             570            47           8.25
Furniture and equipment                                 503             474            29           6.12
Advertising                                             433             456           (23)         (5.04)
Legal and accounting                                    312             328           (16)         (4.88)
Communications                                          267             257            10           3.89
Operation of foreclosed real estate owned               169             182           (13)         (7.14)
Amortization of goodwill                                 58               -            58            n/a
Write-downs and net losses on sale
  of foreclosed real estate owned                         -              85           (85)       (100.00)
Other                                                 1,405           1,456           (51)         (3.50)
                                                 -----------     -----------    -----------
        Total other expenses                      $  11,951       $  11,607      $    344           2.96  %
                                                 ===========     ===========    ===========     ==========

Salaries, commissions and employee benefits increased primarily due to an increase in overall salaries and commissions. Data processing costs increased due to the purchase of two additional branches in July 1998 and additional costs due to Year 2000 preparation. Amortization of goodwill is a result of the July 1998 purchase of two branches from Chase Manhattan Bank.

Income Taxes

During the six months ended June 30, 1999, the Company recorded income tax expense of $4.09 million, representing a 33.7% effective tax rate. During the six months ended June 30, 1998, the Company recorded income tax expense of $2.97 million, representing a 38.1% effective tax rate. The decrease in the effective tax rate is primarily due to the reduction of state taxable income as a result of the use of MMC.

Part I.  Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 1999 based upon various earnings simulations, which include 100 basis point to 200 basis point increases and decreases in interest rates, management has projected the effect on net interest income for the next twelve months as follows:

                                                  Effect on Net Interest Income
                                         --------------------------------------------
                                                 Shock                     Ramp
(in thousands)                                Scenario (a)             Scenario (b)
                                         -------------------      -------------------
200 basis point increase in rates (c)               $(1,583)                 $(1,051)
100 basis point increase in rates (d)                  (640)                    (450)
100 basis point decrease in rates (d)                  (257)                     264
200 basis point decrease in rates (c)                  (437)                     526

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

Part II  Item 4.  Submission of Matters to a Vote of Security Holders

MECH Financial, Inc. held its annual meeting of shareholders on April 28, 1999. The items voted upon and the results are in the table below:

                                                                                                                        Abstentions
                                                                          Votes            Votes           Votes         Non-broker
                                                                           For            Against         Withheld         Votes
                                                                     --------------    ------------    ------------   --------------
Director Election of Edgar C. Gerwig to a three year term                 4,261,741               -          20,028                -
Director Election of John J. Meehan to a three year term                  4,261,741               -          20,028                -
Director Election of Donald K. Wilson, Jr. to a three year term           4,261,741               -          20,028                -
Ratification of KPMG LLP as independent auditors                          4,247,643          20,406               -           13,720

Part II Item 5.  Other Information

none

Part II Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

    The following exhibit is included herein:
    27 - Financial Data Schedule

b)  Reports on Form 8-K:
    none.

                                  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MECH Financial, Inc.


Date:  8/9/99                   /s/ EDGAR C. GERWIG
       ------                   -------------------
                                Chairman, President and Chief Executive Officer


Date:  8/9/99                   /s/ THOMAS M. WOOD
       ------                   ------------------
                                Executive Vice President and Treasurer


Date:  8/9/99                   /s/ BRIAN A. ORENSTEIN
       ------                   ----------------------
                                Senior Vice President and Controller