Form 10-Q
period 1999-09-30
MECH FINANCIAL INC
filed 1999-11-05
CIK 1051123

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended September 30, 1999 or

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

                          Yes [X]            No [_]


                     Common Stock Par Value $.01 Per Share
                4,995,731 Outstanding (as of September 30, 1999)

                               Table of Contents
                               -----------------

                                                                                                         Page
Part I. Item 1.   Financial Information

          A.        Consolidated Statements of Condition as of September 30, 1999 and
                      December 31, 1998................................................................    1

          B.        Consolidated Statements of Operations for the Three and Nine Month Periods
                      Ended September 30, 1999 and September 30, 1998..................................    2

          C.        Consolidated Statements of Changes in Stockholders' Equity for the Nine
                      Month Periods Ended September 30, 1999 and September 30, 1998....................    3

          D.        Consolidated Statements of Cash Flows for the Nine Month Periods Ended
                      September 30, 1999 and September 30, 1998........................................    4

          E.        Notes to Consolidated Financial Statements.........................................    6

Part I. Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................................   14

Part I. Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................   27

Part II. Other Information.............................................................................   27

Signatures.............................................................................................   28

Exhibit................................................................................................   29

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Condition (unaudited)

(dollars in thousands)                                                             September 30, 1999       December 31, 1998
                                                                                   ------------------       -----------------
                                 ASSETS

Cash and due from banks:
     Non-interest-bearing deposits and cash                                       $          17,359         $         20,567
     Short-term investments                                                                   3,230                    1,420
                                                                                  -----------------         ----------------
        Cash and cash equivalents                                                            20,589                   21,987

Investments:
     Available-for-sale, at market value                                                    233,923                  205,711
     Held-to-maturity (market value at September 30, 1999 - $68,557;
                       at December 31, 1998 - $80,873)                                       69,694                   80,306
Federal Home Loan Bank stock, at cost                                                        17,188                   10,487
Loans, net                                                                                  717,997                  651,858
Bank premises and equipment                                                                   4,093                    4,633
Investment in Real Estate Partnership                                                             -                   13,541
Accrued interest receivable                                                                   5,926                    4,957
Foreclosed real estate owned                                                                    436                      902
Cash surrender value life insurance                                                          17,488                   16,873
Goodwill                                                                                        672                      759
Other assets                                                                                  9,154                    7,355
                                                                                  -----------------         ----------------
                                                                                  $       1,097,160         $      1,019,369
                                                                                  =================         ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                                                     $         664,690         $        706,195
     Borrowings                                                                             330,225                  210,225
     Mortgage escrow                                                                          3,438                    1,652
     Other liabilities                                                                        6,916                    5,929
                                                                                  -----------------         ----------------
          Total liabilities                                                               1,005,269                  924,001
                                                                                  -----------------         ----------------

Stockholders' Equity:
     Preferred stock - par value $.01; 1,000,000 shares                                           -                        -
          authorized, none issued
     Common stock - par value $.01; 15,000,000 shares                                            53                       53
          authorized; 5,305,231 issued at September 30, 1999 and
          5,297,932 issued at December 31, 1998
     Additional paid in capital                                                              51,570                   51,430
     Retained earnings                                                                       52,498                   44,205
     Accumulated other comprehensive income (loss)                                           (3,227)                     160
     Less:  Treasury stock, at cost, 261,500 shares at September 30, 1999,
          none at December 31, 1998                                                          (8,523)                       -
     Less:  Unallocated ESOP shares (48,000 shares)                                            (480)                    (480)
                                                                                  -----------------         ----------------
          Total stockholders' equity                                                         91,891                   95,368
                                                                                  -----------------         ----------------
                                                                                  $       1,097,160         $      1,019,369
                                                                                  =================         ================

  The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands except for earnings per share)               For the three months ended              For the nine months ended
                                                     September 30, 1999  September 30, 1998   September 30, 1999  September 30, 1998
                                                     ------------------  ------------------   ------------------  ------------------
Interest income:
  Interest and fees on loans                          $         13,353    $         11,870     $         39,190    $         35,490

  Interest and dividends on investment securities:
     Interest on debt securities                                 4,738               3,961               13,963              11,189
     Dividends on equity securities                                309                 200                  825                 546
                                                      ----------------   -----------------    -----------------   -----------------
                                                                 5,047               4,161               14,788              11,735
  Other interest income                                            304                 625                  894               1,610
                                                     -----------------   -----------------    -----------------   -----------------
     Total interest income                                      18,704              16,656               54,872              48,835
                                                     -----------------  ------------------    -----------------   -----------------
Interest expense:
  Interest on deposits:
     Savings deposits                                              824                 786                2,378               2,195
     Time deposits                                               4,464               5,374               13,941              15,990
                                                     -----------------  ------------------    -----------------   -----------------
     Total interest on deposits                                  5,288               6,160               16,319              18,185
  Interest on borrowings                                         4,397               2,429               11,508               7,110
                                                     -----------------  ------------------    -----------------   -----------------
     Total interest expense                                      9,685               8,589               27,827              25,295
                                                     -----------------  ------------------    -----------------   -----------------
     Net interest income                                         9,019               8,067               27,045              23,540
Provision for loan losses                                            -                   -                    -                 600
                                                     -----------------  ------------------    -----------------   -----------------
Net interest income after provision for loan losses              9,019               8,067               27,045              22,940
                                                     -----------------  ------------------    -----------------   -----------------
Other income:
  Service charges on deposit accounts                              728                 673                2,113               1,902
  Investment brokerage services commissions                        694                 576                1,961               1,871
  Appreciation of cash surrender value life insurance              239                 235                  703                 694
  Loan servicing and other fees                                    125                 141                  414                 476
  Gain on sale of headquarters building owned by
     the Real Estate Partnership                                     -                   -                2,148                   -
  Net gain on sales of loans                                        12                   1                   32                  46
  Income from investment in Real Estate Partnership                  -                 150                   13                 518
  Net gain on calls / sales of investment securities                 -                   -                    5                   4
  Other                                                            214                 203                  690                 820
                                                     -----------------  ------------------    -----------------   -----------------
     Total other income                                          2,012               1,979                8,079               6,331
                                                     -----------------  ------------------    -----------------   -----------------
Other expenses:
  Salaries, commissions and employee benefits                    3,278               2,953                9,935               9,127
  Occupancy                                                        756                 856                2,286               2,426
  Data processing                                                  313                 303                  931                 873
  Furniture and equipment                                          231                 245                  733                 719
  Advertising                                                      211                 240                  644                 696
  Legal and accounting                                             157                 170                  469                 498
  Communications                                                   123                 127                  390                 384
  Operation of foreclosed real estate owned                         20                 100                  189                 282
  Amortization of goodwill                                          30                  29                   88                  29
  Write-downs and net losses on sale
     of foreclosed real estate owned                                 -                   -                    -                  85
  Other                                                            646                 711                2,051               2,066
                                                     -----------------  ------------------    -----------------   -----------------
     Total other expenses                                        5,765               5,734               17,716              17,185
                                                     -----------------  ------------------    -----------------   -----------------
  Income before income taxes and extraordinary item              5,266               4,312               17,408              12,086
     Income tax expense                                          1,779               1,641                5,869               4,606
                                                     -----------------  ------------------    -----------------   -----------------
  Income before extraordinary item                               3,487               2,671               11,539               7,480
     Extraordinary item, early extinguishment of
        borrowings, net of tax                                       -                 (16)                (435)               (135)
                                                     -----------------  ------------------    -----------------   ------------------
  Net income                                          $          3,487   $           2,655     $         11,104    $          7,345
                                                     =================  ==================    =================   ==================
Earnings per share:
  Basic:
     Income before extraordinary item                 $           0.70   $            0.51     $           2.30    $           1.43
     Extraordinary item                               $              -   $               -     $          (0.09)   $          (0.02)
     Net income                                       $           0.70   $            0.51     $           2.21    $           1.41

  Diluted:
     Income before extraordinary item                 $           0.67   $            0.50     $           2.21    $           1.40
     Extraordinary item                               $              -   $               -     $          (0.08)   $          (0.02)
     Net income                                       $           0.67   $            0.50     $           2.13    $           1.38

Weighted average shares outstanding:
  Basic                                                          4,996               5,223                5,029               5,223
  Diluted                                                        5,196               5,339                5,208               5,335

                      The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Changes in Stockholders' Equity
For the nine months ended September 30, 1999 and 1998

                                                                              Accumulated
                                                   Additional                    Other                    Unallocated
                                        Common      Paid in      Retained    Comprehensive    Treasury        ESOP
(in thousands)                          Stock       Capital      Earnings    Income (Loss)     Stock         Shares        Total
                                      ----------  ------------  ----------  ---------------  ----------  -------------  ---------
Balance at December 31, 1997           $     53    $   50,927    $ 37,891    $         398    $      -    $      (720)   $ 88,549
Comprehensive income:
    1998 net income                           -             -       7,345                -           -              -       7,345
    Net unrealized gains (losses) on
         securities, net of
         reclassification adjustment          -             -           -               82           -              -          82
                                                                                                                        ---------
Comprehensive income                                                                                                        7,427
                                                                                                                        ---------
Dividends paid ($0.30 per share)              -             -      (1,588)               -           -              -      (1,588)
Exercise of stock options                     -            34           -                -           -              -          34
                                      ---------   -----------   ---------   --------------   ---------   ------------   ---------
  Balance at September 30, 1998        $     53    $   50,961    $ 43,648    $         480    $      -    $      (720)   $ 94,422
                                      =========   ===========   =========   ==============   =========   ============   =========

Balance at December 31, 1998           $     53    $   51,430    $ 44,205    $         160    $      -    $      (480)   $ 95,368
Comprehensive income:
    1999 net income                           -             -      11,104                -           -              -      11,104
    Net unrealized gains (losses) on
         securities, net of
         reclassification adjustment          -             -           -           (3,387)          -              -      (3,387)
                                                                                                                        ---------
Comprehensive income                                                                                                        7,717
                                                                                                                        ---------
Treasury stock purchased (261,500
    shares)                                   -             -           -                -      (8,523)             -      (8,523)
Dividends paid ($0.55 per share)              -             -      (2,811)               -           -              -      (2,811)
Exercise of stock options                     -           140           -                -           -              -         140
                                      ---------   -----------   ---------   --------------   ---------   ------------   ---------
  Balance at September 30, 1999        $     53    $   51,570    $ 52,498    $      (3,227)   $ (8,523)   $      (480)   $ 91,891
                                      =========   ===========   =========   ==============   =========   ============   =========

  The accompanying notes are an integral part of these consolidated financial statements.

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                For the nine months ended
(in thousands)                                                           September 30, 1999   September 30, 1998
                                                                         ------------------   -------------------
Cash flows from operating activities:
    Net income                                                            $         11,104    $            7,345
                                                                          ----------------    ------------------
    Adjustments to reconcile net income to cash provided by operating activities:
             Provision for loan losses                                                   -                   600
             Depreciation and amortization                                             738                   726
             Amortization of investment security premiums/discounts, net               (21)                   77
             Deferred loan costs, net of amortization                                 (449)                 (728)
             Net gain on sale of loans                                                 (32)                  (46)
             Proceeds from loan sales                                                2,730                14,388
             Originations of loans held for sale                                    (2,697)              (14,008)
             Loss on retirement of bank premises and equipment                           1                     5
             Decrease in deferred tax assets                                             -                 2,830
             Realized gains on calls/sales of securities                                (5)                   (4)
             Increase in interest and dividend receivables                            (969)                 (604)
             Income from investment in Real Estate Partnership                         (13)                 (518)
             Gain on sale of 100 Pearl Street                                       (2,148)                    -
             Write-downs and net losses on sale of foreclosed real
             estate owned                                                                -                    85
             Increase in cash surrender value life insurance                          (615)                 (614)
             (Increase) decrease in other assets                                        50                  (833)
             Increase (decrease) in other liabilities                                  987                  (569)
                                                                         -----------------    ------------------
                       Total adjustments                                            (2,443)                  787
                                                                         -----------------    ------------------
Net cash provided by operating activities                                            8,661                 8,132
                                                                         -----------------    ------------------

Cash flows from investing activities:
    Proceeds from sale of available-for-sale securities                                  -                41,171
    Proceeds from principal payments on available-for-sale securities               54,657                59,496
    Proceeds from principal payments on held-to-maturity securities                 18,897                19,085
    Proceeds from maturities and calls of available-for-sale securities              3,000                18,847
    Proceeds from maturities and calls of held-to-maturity securities                6,000                11,005
    Purchases of available-for-sale securities                                     (91,096)             (141,502)
    Purchases of held-to-maturity securities                                       (14,189)              (58,475)
    Purchases of Federal Home Loan Bank stock                                       (6,701)               (2,587)
    Net originations and purchases of loans                                        (66,285)              (31,907)
    Proceeds from sale of 100 Pearl Street                                          15,702                     -
    Decrease in investment in Real Estate Partnership                                    -                 1,252
    Proceeds from sale of foreclosed real estate owned                               1,069                 1,280
    Purchases of bank premises and equipment                                          (199)                 (645)
                                                                         -----------------    ------------------
Net cash used in investing activities                                              (79,145)              (82,980)
                                                                         -----------------    ------------------

Cash flows from financing activities:
    Net increase in demand deposits, money market and savings accounts               4,174                14,625
    Net (decrease) increase in certificates of deposit                             (45,679)                8,466
    Net increase in mortgage escrow                                                  1,786                 1,444
    Increase in FHLB borrowings                                                  1,060,871               124,495
    Repayments of FHLB borrowings                                                 (940,871)              (86,688)
    Issuance of common stock                                                           140                    34
    Dividends paid                                                                  (2,812)               (1,588)
    Purchases of treasury stock                                                     (8,523)                    -
                                                                         -----------------    ------------------
Net cash provided by financing activities                                           69,086                60,788
                                                                         -----------------    ------------------
Net decrease in cash and cash equivalents                                           (1,398)              (14,060)
                                                                         -----------------    ------------------
Cash and cash equivalents at beginning of period                                    21,987                33,024
                                                                         -----------------    ------------------
Cash and cash equivalents at end of period                               $          20,589    $           18,964
                                                                         =================    ==================

  The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

                                                                                     For the nine months ended
(in thousands)                                                                September 30, 1999     September 30, 1998
                                                                              ------------------     ------------------
Non-cash investing and financing activities
    Change in net unrealized gain (loss) on securities available-for-sale      $         (5,219)     $        (33)
    Change in net unrealized gain (loss) on securities held-to-maturity                      63               146
    Transfer of loans to foreclosed real estate owned                                       725               690
Supplemental disclosures of cash flow information
    Income taxes paid                                                                     4,853             2,609
    Interest paid                                                                        27,569            25,044

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

MMC was formed to take advantage of changes in the Connecticut tax statutes.
The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of Passive Investment Companies by financial institutions. This new legislation exempts certain Passive Investment Companies from state income taxation in Connecticut, as well as exempting from taxation the dividends paid
from a Passive Investment Company to a related financial institution.   The law
permits the Bank to contribute certain mortgage assets to its Passive Investment Company so as to achieve the tax benefits. The Bank qualifies as a financial institution under the new statute and formed MMC, as a Passive Investment Company, in 1998. The legislation is effective for tax years beginning on or after January 1, 1999. The formation of MMC is expected to reduce the Company's state income tax expense.

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

Note 2 - Investments

The amortized cost and market values as of September 30, 1999 of available-for-sale securities were as follows:

                                                                             Gross                  Gross             Estimated
                                                      Amortized            Unrealized            Unrealized            Market
                                                        Cost                 Gains                 Losses               Value
                                                  ---------------    --------------------    -----------------    ---------------
U. S. Government and agency securities                   $ 14,995                    $  -               $  433           $ 14,562
Mortgage-backed securities                                200,232                     266                3,675            196,823
Debt securities issued by foreign governments                 350                       -                    -                350
Corporate debt securities                                   2,996                       -                  101              2,895
Marketable equity securities                                3,184                      36                  481              2,739
Mutual funds                                               16,941                      14                  401             16,554
                                                  ---------------    --------------------    -----------------    ---------------
                                                         $238,698                    $316               $5,091           $233,923
                                                  ===============    ====================    =================    ===============


The amortized cost and market values as of December 31, 1998 of available-for-sale securities were as follows:


                                                                            Gross                  Gross              Estimated
                                                      Amortized           Unrealized            Unrealized             Market
                                                        Cost                Gains                 Losses                Value
                                                  ---------------    ------------------    -------------------    ---------------
U. S. Government and agency securities                   $  4,995                $   34                   $  -           $  5,029
Mortgage-backed securities                                174,543                   883                    160            175,266
Debt securities issued by foreign governments                 350                     -                      -                350
Corporate debt securities                                   5,996                     -                     84              5,912
Marketable equity securities                                3,187                    85                    272              3,000
Mutual funds                                               16,196                    60                    102             16,154
                                                  ---------------    ------------------    -------------------    ---------------
                                                         $205,267                $1,062                   $618           $205,711
                                                  ===============    ==================    ===================    ===============

The amortized cost and market values as of September 30, 1999 of held-to-maturity securities were as follows:

                                                                        Gross                Gross             Estimated
                                                Amortized            Unrealized           Unrealized           Market
                                                   Cost                Gains                Losses              Value
                                            ----------------    ------------------    ----------------    ---------------
U. S. Government and agency securities               $27,000                  $  -              $  886            $26,114
Mortgage-backed securities                            41,694                   445                 536             41,603
Corporate debt securities                              1,000                     -                 160                840
                                            ----------------    ------------------    ----------------    ---------------
                                                     $69,694                  $445              $1,582            $68,557
                                            ================    ==================    ================    ===============

The amortized cost and market values as of December 31, 1998 of held-to-maturity securities were as follows:

                                                                      Gross               Gross             Estimated
                                                Amortized           Unrealized          Unrealized           Market
                                                   Cost               Gains               Losses              Value
                                            ----------------    ----------------    ----------------    ---------------
U. S. Government and agency securities               $22,994                $ 67                $120            $22,941
Mortgage-backed securities                            56,312                 689                  30             56,971
Corporate debt securities                              1,000                   -                  39                961
                                            ----------------    ----------------    ----------------    ---------------
                                                     $80,306                $756                $189            $80,873
                                            ================    ================    ================    ===============

Note 3 - Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

                                                For the nine months ending
                                         September 30,              September 30,
                                              1999                       1998
                                    ---------------------      ---------------------
Balance at beginning of year                      $12,301                    $14,031
Provision for loan losses                               -                        600
Loan charge-offs                                   (1,612)                    (2,389)
Loan recoveries                                       580                        430
                                    ---------------------      ---------------------
Balance                                           $11,269                    $12,672
                                    =====================      =====================

Note 4 - Non-Performing Assets


                                             September 30, 1999                   December 31, 1998
                                         ---------------------------          -------------------------
Non-accrual loans                                            $ 1,981                            $ 2,949
Accruing loans past due * 90 days                                  -                                  -
                                         ---------------------------          -------------------------
     Total non-performing loans                                1,981                              2,949
Foreclosed real estate owned                                     436                                902
                                         ---------------------------          -------------------------
Total non-performing assets                                  $ 2,417                            $ 3,851
                                         ===========================          =========================

Non-performing assets as a
     percentage of total assets                                 0.22%                              0.38%
                                         ===========================          =========================
Non-performing assets as a
     percentage of gross loans and
     foreclosed real estate owned                               0.33%                              0.58%
                                         ===========================          =========================
Allowance for loan losses
     as a percentage of
     non-performing loans                                     568.85%                            417.12%
                                         ===========================          =========================

* greater than

Note 5 - Investment in Real Estate Partnership

The Bank's subsidiary, Eighty Pearl Street Corporation owns 50% of Pearl Street Associates Limited Partnership. This partnership previously owned (see below) the building at 100 Pearl Street, Hartford, CT which houses the Bank's banking and corporate offices.

During the first quarter of 1999, the Real Estate Partnership sold the building at 100 Pearl Street to New Boston Limited Partnership, an independent third party. Eighty Pearl Street Corporation received proceeds of $15,702 and recognized a $2,148 gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

Note 6 - Borrowings

Advances from the Federal Home Loan Bank of Boston ("FHLB") and the repayment schedule were as follows:

  Maturity Date            Interest Rate           September 30, 1999         December 31, 1998
------------------        ---------------        ----------------------     ---------------------
March 3, 1999                      5.13  %        $                 -        $            10,000
August 19, 1999                    4.94                             -                     10,000
October 20, 1999                   5.32                        28,000                          -
October 27, 1999                   5.35                        35,000                          -
November 1, 1999                   5.40                        22,000                          -
November 15, 1999                  4.94                         7,000                      7,000
December 1, 1999                   5.05                        10,000                          -
June 7, 2000                       4.85                        10,000                     10,000
October 20, 2000                   6.21                             -                     10,000
October 20, 2000                   6.24                             -                     20,000
February 27, 2001                  5.71                         7,000                      7,000
June 25, 2001                      5.97                        30,000                          -
December 17, 2001                  5.95                        10,000                     10,000
November 7, 2002 *                 5.71                        30,000                     30,000
March 12, 2003                     5.78                         8,745                      8,745
March 31, 2003 *                   4.99                        20,000                          -
October 21, 2003                   4.19                             -                      5,000
November 3, 2004 *                 5.80                        10,000                     10,000
April 21, 2006*                    4.85                        20,000                          -
January 8, 2008 *                  4.99                        15,000                     15,000
May 8, 2008 *                      5.52                        10,000                     10,000
June 4, 2008 *                     5.52                        10,000                     10,000
October 6, 2008 *                  4.49                         7,000                      7,000
December 8, 2008 *                 4.33                        20,000                     20,000
April 8, 2013 *                    5.49                        10,000                     10,000
March 24, 2014 *                   3.99  %                     10,000                          -
                                                 --------------------       --------------------
                                                  $           329,745        $           209,745
                                                 ====================       ====================

* initial call dates ranging from October 1999 to April 2003

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

During the first quarter of 1998, the Bank prepaid an $8,000 FHLB advance scheduled to mature November 30, 2000 that carried an interest rate of 6.61% thereby incurring a $192 prepayment penalty. During the third quarter of 1998, the Bank prepaid a $5,000 FHLB advance scheduled to mature on March 1, 1999 that carried a rate of 6.35%, which resulted in a $25 prepayment penalty. Due to these prepayment penalties, the Company reported a $135 extraordinary item, which is net of $82 in taxes, due to the early extinguishment of borrowings. These reduced earnings per share by $0.02 on both a basic and diluted basis.

The Bank analyzes its borrowing portfolio on a regular basis through its asset/liability and investment committees. During the quarters noted above, the Bank took advantage of fluctuations in interest rates and restructured its borrowing portfolio accordingly. Management expected these transactions to improve profitability in future quarters.

The Bank has access to a pre-approved line of credit up to approximately $15,000 and the capacity to borrow in excess of 40% of the Bank's total assets. In accordance with an agreement with the FHLB, the Bank is required to maintain qualified collateral, as defined in the FHLB Statement of Credit Policy, free and clear of liens, pledges and encumbrances as collateral for the advances.

The Employee Stock Ownership Plan ("ESOP") borrowed $1,200 to purchase 120,000 shares of the Bank's stock for the ESOP in conjunction with the Bank's conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank, completed on June 25, 1996. The shares in the ESOP were converted into shares of MECH Financial, Inc. on January 1, 1998. At September 30, 1999 and December 31, 1998, this borrowing had an outstanding balance of $480. The loan's final principal payment is due on December 31, 2000. The loan carries an interest rate equal to the prime rate. The Bank has fully guaranteed this borrowing.

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

The weighted average shares outstanding totaled 4,995,731 and 5,223,266 for the quarters ended September 30, 1999 and 1998, respectively. The weighted average shares outstanding totaled 5,029,105 and 5,222,536 for the nine months ended September 30, 1999 and 1998, respectively. The effect of dilutive stock options was 200,425 and 116,170 shares for the quarters ended September 30, 1999 and 1998, respectively. The effect of dilutive stock options was 178,734 and 112,947 shares for the nine months ended September 30, 1999 and 1998, respectively.

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

The following table represents the components and the related tax effects allocated to other comprehensive income for the third quarter of 1999:

                                                    Before          Tax           Net of
                                                     Tax         (Expense)         Tax
                                                    Amount        Benefit         Amount
                                                  ----------    -----------     ----------
Net unrealized gains (losses) on securities
     arising during the period                    $  (1,713)    $       583     $   (1,130)
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                    15              (5)            10
                                                  ----------    -----------     ----------
Net unrealized gains (losses) on securities       $  (1,698)    $       578     $   (1,120)
                                                  =========     ===========     ==========

The following table represents components and the related tax effects allocated to other comprehensive income for the third quarter of 1998:

                                                    Before         Tax        Net of
                                                     Tax        (Expense)      Tax
                                                    Amount       Benefit      Amount
                                                   --------    ----------    --------
Net unrealized gains (losses) on securities
     arising during the period                     $   (271)   $      108    $   (163)
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                    43           (17)         26
                                                   --------    ----------    --------
Net unrealized gains (losses) on securities        $   (228)   $       91    $   (137)
                                                   ========    ==========    ========

The following table represents the components and the related tax effects allocated to other comprehensive income for the first nine months of 1999:

                                                    Before         Tax        Net of
                                                     Tax        (Expense)      Tax
                                                    Amount       Benefit      Amount
                                                   --------    ----------    --------
Net unrealized gains (losses) on securities
     arising during the period                     $ (5,219)   $    1,793    $ (3,426)
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                    63           (24)         39
                                                   --------    ----------    --------
Net unrealized gains (losses) on securities        $ (5,156)   $    1,769    $ (3,387)
                                                   ========    ==========    ========

The following table represents the components and the related tax effects allocated to other comprehensive income for the first nine months of 1998:

                                                    Before         Tax        Net of
                                                     Tax        (Expense)      Tax
                                                    Amount       Benefit      Amount
                                                   --------    ----------    --------
Net unrealized gains (losses) on securities
     arising during the period                     $    (27)   $       11    $    (16)
Less:  reclassification adjustment for
     gain realized in net income                          4            (2)          2
Adjustment to tax rate on prior periods'
     net unrealized gains on securities                   -            21          21
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                   145           (66)         79
                                                   --------    ----------    --------
Net unrealized gains (losses) on securities        $    114    $      (32)   $     82
                                                   ========    ==========    ========

Note 10 - Stockholders' Equity

During the first quarter of 1999, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. The Company completed the program and purchased 261,500 shares of common stock at a cost of $8,523 during the quarter.

On April 20, 1999, the Company declared a quarterly dividend of $0.20 per share on its common stock. The dividend was paid on May 14, 1999 to shareholders of record on May 3, 1999.

On July 20, 1999, the Company declared a quarterly dividend of $0.20 per share on its common stock. The dividend was paid on August 13, 1999 to shareholders of record on August 2, 1999.

On October 19, 1999, the Company declared a quarterly dividend of $0.20 per share on its common stock. The dividend will be paid on November 12, 1999 to shareholders of record on November 1, 1999.

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

The Company reported net income of $3.49 million for the quarter ended September 30, 1999 compared to $2.66 million for the same period in 1998, an increase of 31.3%. For the nine months ended September 30, 1999 and 1998, the Company reported net income of $11.10 million and $7.35 million, respectively. During the first quarter of 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices to New Boston Limited Partnership, an independent third party. The subsidiary received proceeds of $15.70 million and recognized a $2.15 million gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

During the first quarter of 1999, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. The Company completed the program and purchased 261,500 shares of common stock at a cost of $8.52 million during the quarter.

Financial Condition

Total assets as of September 30, 1999 were $1,097.16 million representing an increase of $77.79 million or 7.6% from $1,019.37 million at December 31, 1998. The Company's Tier 1 leverage ratio was 8.53% at September 30, 1999 compared to 9.63% at December 31, 1998. The Company's total risk-based capital ratio was 14.45% at September 30, 1999 compared to 15.75% at December 31, 1998.

Cash and cash equivalents decreased slightly from $21.99 million at December 31, 1998 to $20.59 million at September 30, 1999. The Company continues to efficiently manage cash and cash equivalents to balance the need for liquidity with the need for increased yields.

Investment securities increased $17.60 million or 6.2% from $286.02 million at December 31, 1998 to $303.62 million at September 30, 1999 primarily due to an increase in U.S. Government and agency securities of $12.71 million and an increase in the mortgage-backed securities portfolio of $6.94 million. Funds available for investment increased mainly due to increased Federal Home Loan Bank ("FHLB") borrowings. At September 30, 1999, the Company held $69.69 million in securities classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Due to increased FHLB borrowings, the Company was required to purchase additional shares of stock totaling $6.70 million from the FHLB during the first nine months of 1999. The Company believes that these shares provide above average dividend yields for the risk characteristics of such investments.

Net loans increased $66.14 million or 10.2% from $651.86 million at December 31, 1998 to $718.00 million at September 30, 1999. The majority of the increase came from a $48.41 million increase in loans secured by one- to four-family real estate, $8.20 million increase in commercial real estate mortgages and a $7.48 million increase in the installment loan portfolio. The allowance for loan losses totaled $11.27 million at September 30, 1999 compared to $12.30 million at December 31, 1998. There were no provisions for loan losses recorded during the three months ended September 30, 1999 and net charge-offs totaled $548,000 during the third quarter. The allowance for loan losses as a percentage of non-performing loans was 417.12% and 568.85% at December 31, 1998 and September 30, 1999, respectively.

The Bank's subsidiary, Eighty Pearl Street Corporation owns 50% of Pearl Street Associates Limited Partnership ("the Real Estate Partnership"). During the first quarter of 1999, the Real Estate Partnership sold the building at 100 Pearl Street, Hartford, CT to New Boston Limited Partnership, an independent third party. Eighty Pearl Street Corporation received proceeds of $15.70 million and recognized a $2.15 million gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

Foreclosed real estate owned decreased from $902,000 at December 31, 1998 to $436,000 at September 30, 1999. The Company sold twenty-four properties totaling $1.07 million during the nine months ended September 30, 1999. There were no write-downs and net losses on sale of foreclosed real estate owned for the first nine months of 1999, compared to $85,000 for the same period in 1998.

Non-performing assets totaled $2.42 million at September 30, 1999 compared to $3.85 million at December 31, 1998. Charge-offs on non-performing loans reduced non-performing assets by $1.61 million. Sales of foreclosed real estate owned accounted for an additional $1.07 million of the reductions. There were other reductions of non-performing assets of $2.75 million due to payoffs, payments and loans returning to accrual status. These reductions were offset by $4.00 million in additions to non-performing assets since December 31, 1998. Non-performing assets as a percentage of total assets was 0.38% at December 31, 1998 and 0.22% at September 30, 1999. Non-performing assets as a percentage of total loans and foreclosed real estate owned was 0.58% at December 31, 1998 and 0.33% at September 30, 1999.

Deposits decreased 5.9% from $706.20 million at December 31, 1998 to $664.69 million at September 30, 1999. The decrease was mainly in one year certificates of deposits.

Borrowings from the FHLB increased $120.00 million from December 31, 1998 to September 30, 1999. These borrowings were mainly used to fund investments and loans. The Bank borrowed on a gross basis $1,060.87 million and repaid $940.87 million during the nine months ended September 30, 1999 as compared to gross borrowings of $124.50 million and gross repayments of $86.69 million during the same period in 1998. During the first nine months of 1999, the Bank took advantage of low rate shorter term borrowings (ranging from 1 day to 1 month) as compared to the same period in 1998. The Company's $329.75 million of FHLB advances carry a weighted average rate of 5.28% and have a weighted average contractual maturity of 3.9 years. At December 31, 1998, FHLB advances totaled $209.75 million and carried a weighted average rate of 5.38% and a weighted average contractual maturity of 5.2 years. In addition, $162.00 million or 49.1% of the FHLB borrowings at September 30, 1999 were callable and had call dates ranging from October 1999 to April 2003.

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

During the first quarter of 1998, the Bank prepaid the $8.00 million FHLB advance scheduled to mature November 30, 2000 that carried an interest rate of 6.61% thereby incurring a $192,000 prepayment penalty. During the third quarter of 1998, the Bank prepaid a $5.00 million FHLB advance scheduled to mature March 1, 1999 which carried an interest rate of 6.35% and incurred a $25,000 prepayment penalty. Due to these prepayment penalties, the Company reported a $135,000 extraordinary item, net of $82,000 in taxes due to the early extinguishment of debt. These reduced earnings per share by $0.02 on both a basic and diluted basis.

The Bank analyzes its borrowing portfolio on a regular basis through its asset/liability and investment committees. During the quarters noted above, the Bank took advantage of fluctuations in interest rates and restructured its borrowing portfolio accordingly. Management expected these transactions to improve profitability in future quarters.

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

The Bank manages its liquidity position to ensure that there is sufficient funding available at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The Bank monitors its liquidity in accordance with guidelines established under its asset/liability management policy and applicable regulatory requirements. On a monthly basis, management monitors the Bank's liquidity position by analyzing the amount of securities available for repurchase agreements, the Bank's borrowing capacity at the FHLB, the expected level of cash flows from loans and mortgage-backed securities, the expected prepayments from loans and mortgage-backed securities, and the Bank's levels of cash and short-term investments. At September 30, 1999 management believes its current liquidity level is sufficient to meet normal operating needs.

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

The Company models its forecasted balance sheet using interest rate ramps, shocks and a most likely interest rate scenario over a 24 month time horizon. In accordance with its funds management policy, the Company measures its interest rate sensitivity by ramping interest rates in one hundred basis point increments from -400 to +400 basis points from the current rate environment. From this 800 basis point grid, the asset/liability committee selects the most likely 400 basis point interest rate range based on the current interest rate environment, as well as other economic factors. The Company will accept equal to or less than a 10% change in net interest income over the next 12 months within the selected 400 basis point band. At September 30, 1999, the Company was within its policy guideline, and the Company believes its level of interest rate sensitivity was appropriate.

Capital Resources

At September 30, 1999, the Company's stockholders' equity totaled $91.89 million representing a 3.7% decrease from the $95.37 million in capital at December 31, 1998. The decrease was due mainly to the purchase of 261,500 shares of treasury stock during the first quarter 1999 stock repurchase program, a decrease of $3.39 million in accumulated other comprehensive income due to the net unrealized loss on the Bank's investment portfolio and $2.81 million in dividends paid to stockholders which were partially offset by net income. At September 30, 1999, the Company had a Tier 1 leverage capital ratio of 8.53% and a total risk-based capital ratio of 14.45%. The Company's Tier 1 leverage capital ratio was 9.63% and its total risk-based capital ratio was 15.75% at December 31, 1998.

During the first quarter of 1999, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. The Company completed the program and purchased 261,500 shares of common stock at a cost of $8.52 million during the quarter.

As of December 31, 1998 and September 30, 1999, the Company meets all capital adequacy requirements to which it is subject and was classified, as of its most recent notification, as "well capitalized". The Company believes its current capital is adequate to support operations and anticipated future growth.

Year 2000 Readiness Disclosure

MECH Financial, Inc. is committed to ensure that the Company will be well prepared to handle the date change which will occur at midnight on December 31, 1999. The Board of Directors approved a plan for implementing and monitoring Year 2000 ("Y2K") compliance. All testing and implementation of critical systems was completed as of June 30, 1999.

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

The Company has no internally developed software, therefore no internal renovation has occurred. Renovation, the actual changing of computer code, is being monitored closely through regular vendor correspondence. At September 30, 1999, all of the Company's vendors' software has been renovated.

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

The completion of the successful Fiserv test constitutes a large part of the Company's internal testing. The Company has also tested all of its computer hardware, as well as many of its other IT and non-IT systems. At September 30, 1999, the Company had completed its testing.

In its attempt to mitigate risk in its commercial loan portfolio, the Company will attempt to identify, evaluate and monitor the risks that Y2K poses on its "material" commercial borrowers. The Company has determined that a "material" commercial borrower is a borrower with a total relationship of $400,000 or more as well as any loan with a risk rating warranting further review. Upon completion, the Company will have reviewed over 75% (based on dollars) of its commercial portfolio. As of September 30, 1999, this review was approximately 95% completed. This review included loan document reviews and borrower interviews. The Company determined whether the borrower had a Y2K plan, whether the borrower had the necessary resources to implement its plan, as well as the borrowers' overall vulnerability to the Y2K issue. Based on the results of these reviews, the Company did not identify material exposure to the Y2K issue in its commercial loan portfolio at this time.

The Company recognizes the Y2K problem as a global issue with potentially catastrophic consequences. Although the Company is confident of the ability of its systems to handle data following the January 1, 2000, the ability of its customers or third party vendors to do so could materially adversely affect the Company's results of operations. Other than such an unforeseen development, the most reasonably likely worst case Y2K scenario would probably be a low priority vendor's software program's short term malfunction. The Company has developed contingency plans to address various Year 2000 disruption scenarios. These contingency plans were validated during the third quarter of 1999, noting no exceptions. For a low priority vendor's software program malfunction, the Company may choose to purchase and implement a Y2K compliant product from another vendor, or await further renovation on the currently owned software, depending on the Company's evaluation of the vendor and the software's day-to-day criticality to the Company. In either case, the Company would attempt to use other existing Y2K compliant software in its place until the non-compliant software is successfully renovated or replaced.

Based on the above efforts and results, the Company currently expects Y2K issues to have no material effects on results of operations, liquidity or financial condition. The Company believes that expenditures associated with the Y2K effort will not exceed $350,000 with approximately $300,000 spent to date. These costs consist primarily of purchases of new equipment and software which will be depreciated over their respective useful lives.

Results of Operations

For the quarters ended September 30, 1999 and 1998

For the quarter ended September 30, 1999, the Company reported net income of $3.49 million or $0.67 per diluted share compared to $2.66 million or $0.50 per diluted share for the same period in 1998. During the third quarter of 1998, the Bank prepaid a $5.00 million FHLB advance that carried an interest rate of 6.35%, which resulted in a $25,000 prepayment penalty. Due to this prepayment penalty, the Company reported a $16,000 extraordinary item, which is net of $9,000 in taxes, due to the early extinguishment of borrowings.

Net Interest Income

Net interest income totaled $9.02 million for the three months ended September 30, 1999 compared to $8.07 million for the same period in 1998, representing a $952,000 or 11.8% increase. The net interest margin decreased from 3.58% for the quarter ended September 30, 1998 to 3.41% for the same period in 1999. Average interest-earning assets increased $155.56 million while average interest-bearing liabilities increased $136.69 million. Average net loans and investment securities increased $119.16 million and $50.51 million, respectively. Average net loans increased primarily due to a $75.97 million increase in one- to four-family mortgages, a $19.66 million increase in average commercial real estate mortgages and a $13.42 million increase in consumer loans. Mortgage-backed securities were the main reasons for the increase in average investment securities. Average borrowings increased $164.61 million from quarter to quarter.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the quarters ended September 30, 1999 and 1998:

                                  Average Balance                         Income / Expense                           Yield
                         ---------------------------------      ----------------------------------    -----------------------------
                             Quarters ended September 30,          Quarters ended September 30,       Quarters ended September 30,
(in thousands)                 1999               1998                1999               1998             1999            1998
                         ---------------    --------------      ---------------    ---------------    -------------- --------------
Loans, net                $      710,224    $      591,066      $        13,353    $        11,870             7.46%          7.97%
Investment securities            336,096           285,589                5,316              4,553             6.28           6.33
Short-term investments             2,776            16,881                   35                233             5.00           5.48
                          --------------    --------------     ----------------    ---------------            -----          -----
  Total interest-earning
   assets                      1,049,096           893,536               18,704             16,656             7.07           7.40
Other assets                      50,037            66,145
                          --------------    --------------
  Total assets            $    1,099,133          $959,681
                          ==============    ==============


Money market checking     $       52,031    $       37,987                  223                116             1.70           1.21
Money market savings              64,122            58,697                  424                386             2.62           2.61
Savings and other                110,351           109,127                  418                416             1.50           1.51
Certificates of deposit          364,219           412,835                4,223              5,242             4.60           5.04
                          --------------    --------------     ----------------    ---------------            -----          -----
    Total interest-
     bearing deposits            590,723           618,646                5,288              6,160             3.55           3.95
Borrowings                       328,625           164,013                4,397              2,429             5.31           5.88
                          --------------    --------------     ----------------    ---------------            -----          -----
  Total interest-bearing
   liabilities                   919,348           782,659                9,685              8,589             4.18           4.35

Demand deposits                   82,999            79,003
Other liabilities                  5,777             4,658
Stockholders' equity              91,009            93,361
                          --------------    --------------
  Total liabilities and
   equity                 $    1,099,133    $      959,681
                          ==============    ==============

Net interest income                                             $         9,019    $         8,067
                                                                ===============    ===============
Spread on interest-bearing funds                                                                               2.89%          3.05%
Net interest margin                                                                                            3.41%          3.58%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:

                                        Quarters ended September 30, 1999 versus 1998
                                                  Change in interest due to
                                 --------------------------------------------------------------

(in thousands)                      Volume           Rate             Vol/Rate         Net
                                 -----------      ----------         ----------     -----------
Loans, net                       $     2,393      $     (757)        $     (153)    $     1,483
Investment securities                    805             (36)                (6)            763
Short-term investments                  (195)            (20)                17            (198)
                                 -----------      ----------         ----------     -----------
  Total                                3,003            (813)              (142)          2,048
                                 -----------      ----------         ----------     -----------

Money market checking                     43              47                 17             107
Money market savings                      36               2                  -              38
Savings and other                          5              (3)                 -               2
Certificates of deposit                 (617)           (455)                53          (1,019)
Borrowings                             2,438            (235)              (235)          1,968
                                 -----------      ----------         ----------     -----------
  Total                                1,905            (644)              (165)          1,096
                                 -----------      ----------         ----------     -----------

Net change to interest income    $     1,098      $     (169)        $       23     $       952
                                 ===========      ==========         ==========     ===========

Interest Income

Interest income increased $2.05 million or 12.3% due primarily to increased average volumes of net loans and investment securities of $119.16 million and $50.51 million, respectively. Partially offsetting the increase in average volumes, overall average yields decreased from 7.40% for the third quarter of 1998 to 7.07% for the same period in 1999. This was primarily due to a 51 basis point decrease in the average yields for net loans.

Interest Expense

Interest expense increased $1.10 million or 12.8% from the third quarter of 1998 to the same period in 1999. The increase was mainly due to higher average balances of borrowings. This increase was partially offset by lower cost of funds on certificates of deposit and borrowings. Overall average rates decreased from 4.35% for the third quarter of 1998 to 4.18% for the same period in 1999.

Provision for Loan Losses

There was no provision for loan losses during the third quarter of 1999 and 1998. The Company's percentage of allowance for loan losses to non-performing loans was 568.85% at September 30, 1999 compared to 417.12% at December 31, 1998. The Company's allowance for loan losses to gross loans was 1.85% at December 31, 1998 compared to 1.55% at September 30, 1999.

Other Income

The Company recorded $2.01 million in other income for the three months ended September 30, 1999 compared to $1.98 million for the same period in 1998. The following table shows the components of other income for the quarters ended September 30, 1999 and 1998:

(in thousands)                                                   For the quarters ended                      $           %
                                                        September 30, 1999        September 30, 1998      Change       Change
                                                        ---------------------     ------------------     --------     -------
Service charges on deposit accounts                       $               728     $              673     $      55        8.17 %
Investment brokerage services commissions                                 694                    576           118       20.49
Appreciation of cash surrender value life insurance                       239                    235             4        1.70
Loan servicing and other fees                                             125                    141           (16)     (11.35)
Net gain on sales of loans                                                 12                      1            11    1,100.00
Income from investment in Real Estate Partnership                           -                    150          (150)    (100.00)
Other                                                                     214                    203            11        5.42
                                                        ---------------------     ------------------     ---------
     Total other income                                   $             2,012     $            1,979     $      33        1.67 %
                                                        =====================     ==================     =========    ========

Service charges on deposit accounts increased mainly due to overdraft fees. Investment brokerage services commissions increased primarily due to higher investment advisory fees in the third quarter of 1999. On February 11, 1999, the Real Estate Partnership sold the headquarters building which resulted in a gain of $2.10 million. An additional $51,000 was received during the second quarter of 1999 as a final reconciliation of the sale proceeds was completed. Due to the sale, the income from the investment in Real Estate Partnership decreased from quarter to quarter. Other income increased due mainly to higher commission income on the sale of tax deferred annuities which was partially offset by the elimination of rental income the Bank received from the Real Estate Partnership for the use of the land that the headquarters building is built on.

Other Expenses

Other expenses totaled $5.77 million for the three months ended September 30, 1999 compared to $5.73 million for the same period in 1998. The following table details the significant components of other expenses for the periods presented:

(in thousands)                                            For the quarters ended                           $                %
                                                   September 30, 1999      September 30, 1998           Change           Change
                                                   ------------------      ------------------       --------------     ----------
Salaries, commissions and employee benefits        $            3,278      $               2,953    $          325         11.01 %
Occupancy                                                         756                        856              (100)       (11.68)
Data processing                                                   313                        303                10          3.30
Furniture and equipment                                           231                        245               (14)        (5.71)
Advertising                                                       211                        240               (29)       (12.08)
Legal and accounting                                              157                        170               (13)        (7.65)
Communications                                                    123                        127                (4)        (3.15)
Operation of foreclosed real estate owned                          20                        100               (80)       (80.00)
Amortization of goodwill                                           30                         29                 1          3.45
Other                                                             646                        711               (65)        (9.14)
                                                   ------------------      ---------------------    --------------
      Total other expenses                         $            5,765      $               5,734    $           31          0.54 %
                                                   ==================      =====================    ==============     ==========

Salaries, commissions and employee benefits increased primarily due to higher overall salaries, commissions, ESOP and health insurance expenses. Occupancy expenses decreased mainly due to a rent reduction at the Bank's headquarters building, which went into effect in November 1998. Advertising decreased mainly due to lower direct mail expense. Foreclosed real estate operating expenses decreased mainly due to reduced expenses for one- to four-family residential properties. Other expenses decreased primarily due to lower correspondent banking charges and reduced returned items.

Income Taxes

During the third quarter of 1999, the Company recorded tax expense of $1.78 million compared to $1.64 million for the third quarter of 1998. The effective tax rates for the three months ended September 30, 1999 and 1998 were 33.8% and 38.1%, respectively. The decrease in the effective tax rate is primarily due to the reduction of state taxable income as a result of the use of MMC.

For the nine months ended September 30, 1999 and 1998

For the nine months ended September 30, 1999, the Company reported net income of $11.10 million or $2.13 per diluted share compared to $7.35 million or $1.38 per diluted share for the same period in 1998. During the first nine months of 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street, Hartford, CT which houses the Bank's banking and corporate offices and recognized a $2.15 million gain on the sale. In addition, net interest income increased $3.51 million or 14.9% for the first nine months of 1999 as compared to the same period of 1998.

Net Interest Income

Net interest income totaled $27.05 million for the nine months ended September 30, 1999 compared to $23.54 million for the same period in 1998, representing $3.51 million or a 14.9% increase. The net interest margin decreased from 3.62% for the nine months ended September 30, 1998 to 3.54% for the same period in 1999. Average interest-earning assets increased $150.92 million while average interest-bearing liabilities increased $125.27 million. Average net loans and investment securities were $103.02 million and $59.73 million higher for the nine months ended September 30, 1999 compared to the same period in 1998, respectively. Increases in average FHLB borrowings was the main reason for the increases in interest-bearing liabilities.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the nine months ended September 30, 1999 and 1998:

                                       Average Balances                 Income / Expense                     Yields
                               --------------------------------   ------------------------------    ---------------------------
                                 Nine months ended Sept. 30,      Nine months ended Sept. 30,       Nine months ended Sept. 30,
(in thousands)                      1999            1998             1999            1998              1999           1998
                               --------------    --------------   ------------    --------------    ------------     ----------
Loans, net                         $  688,987      $    585,965    $    39,190       $    35,490            7.60%          8.10%
Investment securities                 327,448           267,717         15,538            12,698            6.34           6.34
Short-term investments                  4,031            15,865            144               647            4.78           5.45
                                   ----------      ------------    -----------       -----------      ----------     ----------
  Total interest-earning            1,020,466           869,547         54,872            48,835            7.19           7.51
   assets
Other assets                           53,116            68,155
                                   ----------      ------------
  Total assets                     $1,073,582      $    937,702
                                   ==========      ============

Money market checking              $   47,862      $     36,789            528               333            1.47           1.21
Money market savings                   61,918            54,632          1,182             1,001            2.55           2.45
Savings and other                     111,514           110,560          1,257             1,252            1.51           1.51
Certificates of deposit               380,141           406,416         13,352            15,599            4.70           5.13
                                   ----------      ------------    -----------       -----------      ----------     ----------
    Total interest-bearing            601,435           608,397         16,319            18,185            3.63           4.00
     deposits
Borrowings                            293,357           161,126         11,508             7,110            5.24           5.90
                                   ----------      ------------    -----------       -----------      ----------     ----------
  Total interest-bearing              894,792           769,523         27,827            25,295            4.16           4.39
   funds

Demand deposits                        81,811            72,026
Other liabilities                       5,816             4,530
Stockholders' equity                   91,163            91,623
                                   ----------      ------------
  Total liabilities and equity     $1,073,582      $    937,702
                                   ==========      ============

Net interest income                                                $    27,045       $    23,540
                                                                   ===========       ===========
Spread on interest-bearing funds                                                                            3.03%          3.12%
Net interest margin                                                                                         3.54%          3.62%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:


                                          Nine months ended September 30, 1999 versus 1998
                                                      Change in interest due to
                         -------------------------------------------------------------------------------

(in thousands)                 Volume                Rate                Vol/Rate               Net
                         ----------------     ---------------       ----------------     ---------------
Loans, net               $          6,240     $        (2,160)      $           (380)    $         3,700
Investment securities               2,833                   6                      1               2,840
Short-term investments               (483)                (80)                    60                (503)
                         ----------------     ---------------       ----------------     ---------------
  Total                             8,590              (2,234)                  (319)              6,037
                         ----------------     ---------------       ----------------     ---------------

Money market checking                 100                  73                     22                 195
Money market savings                  133                  42                      6                 181
Savings and other                      11                  (6)                     -                   5
Certificates of deposit            (1,008)             (1,324)                    85              (2,247)
Borrowings                          5,835                (789)                  (648)              4,398
                         ----------------     ---------------       ----------------     ---------------
  Total                             5,071              (2,004)                  (535)              2,532
                         ----------------     ---------------       ----------------     ---------------

Net change to interest
 income                  $          3,519     $          (230)      $            216     $         3,505
                         ================     ===============       ================     ===============

Interest Income

Interest income increased $6.04 million or 12.4% due primarily to average increased volumes of loans and investment securities. Overall average yields decreased from 7.51% for the nine months ended September 30, 1998 to 7.19% for the same period in 1999 primarily due to a 50 basis point decrease in the average yield on loans.

Interest Expense

Interest expense increased $2.53 million or 10.0% from the first nine months of 1998 to the same period in 1999. The increase was due mainly to higher average balances of FHLB borrowings. This increase was partially offset by lower average volumes of certificates of deposits and overall lower rates on deposit accounts and FHLB borrowings. Overall cost of funds decreased from 4.39% for the nine months ended September 30, 1998 to 4.16% for the same period in 1999.

Provision for Loan Losses

There was no provision for loan losses during the first nine months of 1999 compared to $600,000 for the same period in 1998. The Company's percentage of allowance for loan losses to non-performing loans was 568.85% at September 30, 1999 and 417.12% at December 31, 1998. The allowance for loan losses as a percentage of gross loans was 1.55% at September 30, 1999 and 1.85% at December 31, 1998.

Other Income

The Company recorded $8.08 million in other income for the nine months ended September 30, 1999 compared to $6.33 million for the same period in 1998, representing an increase of 27.6%. The following table shows the components of other income for the nine months ended September 30, 1999 and 1998:

(in thousands)                                                For the nine months ended                  $                %
                                                        September 30, 1999    September 30, 1998       Change          Change
                                                       --------------------   ------------------    -----------     -----------
Service charges on deposit accounts                    $              2,113   $            1,902    $       211           11.09 %
Investment brokerage services commissions                             1,961                1,871             90            4.81
Appreciation of cash surrender value life insurance                     703                  694              9            1.30
Loan servicing and other fees                                           414                  476            (62)         (13.03)
Gain on sale of headquarters building owned by
     the Real Estate Partnership                                      2,148                    -          2,148             n/a
Net gain on sales of loans                                               32                   46            (14)         (30.43)
Income from investment in Real Estate Partnership                        13                  518           (505)         (97.49)
Net gain on calls / sales of investment securities                        5                    4              1           25.00
Other                                                                   690                  820           (130)         (15.85)
                                                       --------------------   ------------------    -----------
     Total other income                                $              8,079   $            6,331    $     1,748           27.61 %
                                                       ====================   ==================    ===========     ===========

During the first quarter of 1999, the Real Estate Partnership sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices and recognized a $2.15 million gain on the sale. Service charges on deposit accounts were higher due mainly to increased rates for overdrafts. Investment brokerage service commissions include higher investment advisory fees which were partially offset by lower variable annuity commissions. Loan servicing and other fees decreased primarily due to large prepayment and letter of credit fees received during May 1998. Income from the investment in Real Estate Partnership decreased due to the sale of the headquarters building. Other income decreased mainly due to the elimination of rental income the Bank received from the Real Estate Partnership for the use of the land that the headquarters building is built on and a reduced distribution from the Bank's investment in a small business investment company.

Other Expenses

Other expenses totaled $17.72 million for the nine months ended September 30, 1999 compared to $17.19 million for the same period in 1998. The following table details the significant components of other expenses for the periods presented:


(in thousands)                                          For the nine months ended                    $                %
                                             September 30, 1999         September 30, 1998         Change           Change
                                            --------------------      ---------------------    --------------     ----------
Salaries, commissions and employee
  benefits                                  $              9,935      $               9,127    $          808           8.85 %
Occupancy                                                  2,286                      2,426              (140)         (5.77)
Data processing                                              931                        873                58           6.64
Furniture and equipment                                      733                        719                14           1.95
Advertising                                                  644                        696               (52)         (7.47)
Legal and accounting                                         469                        498               (29)         (5.82)
Communications                                               390                        384                 6           1.56
Operation of foreclosed real estate
  owned                                                      189                        282               (93)        (32.98)
Amortization of goodwill                                      88                         29                59         203.45
Write-downs and net losses on sale
     of foreclosed real estate owned                           -                         85               (85)       (100.00)
Other                                                      2,051                      2,066               (15)         (0.73)
                                            --------------------      ---------------------    --------------
      Total other expenses                  $             17,716      $              17,185    $          531           3.09 %
                                            ====================      =====================    ==============     ==========

Salaries, commissions and employee benefits increased primarily due to an increase in overall salaries and commissions. Occupancy expense decreased due to a rent reduction at the Bank's headquarters building. Data processing costs increased due to the purchase of two additional branches in July 1998 and additional costs due to Year 2000 preparation. Operation of foreclosed real estate owned decreased due mainly to lower expenses on one- to four-family residential properties. Amortization of goodwill is a result of the July 1998 purchase of two branches from Chase Manhattan Bank.

Income Taxes

During the nine months ended September 30, 1999, the Company recorded income tax expense of $5.87 million, representing a 33.7% effective tax rate. During the nine months ended September 30, 1998, the Company recorded income tax expense of $4.61 million, representing a 38.1% effective tax rate. The decrease in the effective tax rate is primarily due to the reduction of state taxable income as a result of the use of MMC.

Part I.  Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 1999 based upon various earnings simulations, which include 100 basis point to 200 basis point increases and decreases in interest rates, management has projected the effect on net interest income for the next twelve months as follows:

                                              Effect on Net Interest Income
                                       -------------------------------------------
                                              Shock                    Ramp
(in thousands)                             Scenario (a)            Scenario (b)
                                       -------------------      ------------------
200 basis point increase in rates (c)  $           (2,639)      $           (1,010)
100 basis point increase in rates (d)              (1,178)                    (505)
100 basis point decrease in rates (d)                   4                      255
200 basis point decrease in rates (c)                  41                      491


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

                                 MECH Financial, Inc.


Date:  11/5/99                   /S/ EDGAR C. GERWIG
       -------                   -----------------------------------------------
                                 Chairman, President and Chief Executive Officer


Date:  11/5/99                   /S/ THOMAS M. WOOD
       -------                   ---------------------------------------
                                 Executive Vice President and Treasurer


Date:  11/5/99                   /S/ BRIAN A. ORENSTEIN
       -------                   ----------------------
                                 Senior Vice President and Controller