Form 10-K
period 1999-12-31
MECH FINANCIAL INC
filed 2000-03-28
CIK 1051123

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                       Commission File Number 000-23557

                             MECH FINANCIAL, INC.
            (Exact name of registrant as specified in its charter)

            State of Connecticut                         06-1500984
     (State or other jurisdiction of                  (I.R.S. employer
      incorporation or organization)                Identification Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 29, 2000, the aggregate market value of the 5,071,971 shares of common stock of the registrant issued and outstanding on such date was $157 million . As of that same date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $152 million.

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
Part I

Item 1.   Business                                                                                       3
Item 2.   Properties                                                                                    10
Item 3    Proceedings                                                                                   10
Item 4.   Submission of Matters to a Vote of Security Holders                                           10

Part II

Item 5.   Market for Common Equity and Related Shareholder Matters                                      11
Item 6.   Selected Consolidated Financial Data                                                          12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations and Quantitative and Qualitative Disclosures about Market Risk                   14
Item 8.   Financial Statements and Supplementary Data                                                   39
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          76

Part III

Item 10.  Directors and Executive Officers of the Registrant                                            77
Item 11.  Executive Compensation                                                                        79
Item 12.  Security Ownership of Certain Beneficial Owners and Management                                87
Item 13.  Certain Relationships and Related Transactions                                                89

Part IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K                                        90
          Signatures                                                                                    92

                                    PART I

Item 1. Business

General

MECH Financial, Inc., (the "Company" or "MECH"), a Connecticut corporation, is the bank holding company for Mechanics Savings Bank (the "Bank"), a wholly-owned subsidiary. The Bank's shareholders approved the formation of the Company at a special meeting held on November 25, 1997. The Company was formed on January 1, 1998 to provide additional corporate structuring opportunities and powers to respond to the expanding needs of the Bank's customers and to the competitive conditions in the financial services industry.

On December 1, 1999, the Company and Webster Financial Corporation ("Webster") entered into an Agreement and Plan of Merger (the "Agreement") which provides for, among other things, the acquisition of MECH by Webster through a stock-for-stock exchange. Contemporaneous with the completion of the acquisition, Mechanics Savings Bank, a wholly-owned subsidiary of MECH, will merge with and into Webster Bank, a wholly-owned subsidiary of Webster. The Agreement provides that shareholders of MECH will receive 1.52 shares of Webster common stock for each share of MECH common stock. The transaction is designed to be a tax-free exchange to the holders of MECH common stock and is to be accounted for as a purchase transaction. The Boards of Directors of MECH and Webster expect the transaction to close in the second quarter of 2000.

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

One- to Four-Family Residential Lending.

The Bank continues to focus on the origination of loans collateralized primarily by first mortgages on existing one- to four-family residences, offering a variety of fixed and adjustable rate mortgage loan products. At December 31, 1999, $481.64 million, or 64.3%, of the Bank's gross loan portfolio consisted of one- to four-family mortgage loans, substantially all of which are conventional loans (i.e., loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans Administration).

The Bank actively solicits one- to four-family residential mortgage loan applications primarily through its branches, loan originators and correspondents. In addition, the Bank periodically conducts first-time home buyer seminars in an effort to increase residential loan originations. The Bank periodically purchases residential mortgage loans from correspondents.

The Bank originates residential mortgage loans which qualify for sale to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank originates both fixed rate and adjustable rate mortgage loans with loan terms of between 10 and 30 years. The Bank offers a variety of adjustable rate mortgage programs. Adjustable rate mortgage loans have interest rates that adjust periodically based upon an index tied to the weekly average yield on U. S. Treasury securities, adjusted to a constant maturity of one year. These loans typically provide that the amount of any increase or decrease in the interest rate is limited to two percentage points per adjustment period and is limited to an aggregate of six percentage points by which the rate can increase or decrease over the life of the loan.

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

At December 31, 1999, $288.40 million, or 59.9%, of the Bank's one- to four-family residential mortgage loan portfolio carried fixed interest rates. Although these loans generally provide for repayment of principal over a fixed period of 10 to 30 years, the Bank's experience, because of prepayments and due-on-sale clauses, is that such loans generally remain outstanding for a substantially shorter period of time. At December 31, 1999, $193.24 million or 40.1% of the Bank's residential mortgage portfolio carried adjustable interest rates.

Adjustable rate loans tend to decrease the risks to the Bank's net interest income associated with changes in interest rates, but involve credit risk, primarily because if interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates. The Bank offers introductory rates on its adjustable rate residential mortgage loans, which typically are lower than the fully indexed rate on adjustable rate loans but which are competitive with other lenders in the Bank's market. The Bank underwrites the ability of borrowers to service adjustable rate mortgage loans at interest rates higher than the introductory rates.

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

Commercial construction loans are made on a limited basis. Either the borrower has requested and qualifies for a permanent mortgage from the Bank, or the borrower has had a long borrowing relationship with the Bank and would qualify for permanent financing should it be requested. The Bank's lending policy allows for permanent commercial real estate loans collateralized by multi-family properties and commercial real estate with a maximum loan-to-value ratio of 80%. The Bank typically offers maturities of 10 to 20 years and loan terms which provide for both variable and fixed interest rates. The Bank generally obtains personal guarantees from the principals of the borrowing entities. Appraisals of the property collateralizing such loans are made by independent licensed appraisers.

At December 31, 1999, $15.01 million, or 2.0%, of the Bank's gross loan portfolio consisted of loans collateralized by multi-family properties. Multi-family loans are comprised primarily of loans collateralized by income producing properties with five or greater residential units.

At December 31, 1999, $134.50 million, or 18.0%, of the Bank's gross loan portfolio consisted of loans collateralized by commercial real estate, with the largest share centered in professional office buildings ($57.10 million), retail stores ($35.34 million), and industrial/warehouse properties ($23.95 million). Of the remaining balance, $3.33 million was secured by restaurants, $3.05 million by church properties, $1.45 million by nursing home facilities, $1.32 million by schools, and $8.96 million by other non-residential properties. The latter includes fitness centers, motels, and mixed use properties. Also at December 31, 1999, $5.70 million, or 0.8% of the Bank's gross loan portfolio, were construction and land loans, of which $4.54 million was for the contruction of commercial properties and $1.16 million was for the construction of one- to four-family residential units.

As of December 31, 1999, the Bank's largest loan outstanding was a $4.25 million performing commercial mortgage. The largest single exposure was a performing $5.00 million line of credit. The largest lending relationship aggregated $7.86 million, which was also performing.

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

At December 31, 1999, $35.91 million or 4.8% of the Bank's gross loan portfolio consisted of commercial and industrial loans. At that date, the Bank had outstanding unadvanced commitments on commercial and industrial lines of credit of $28.67 million.

Home Equity Lending.

Originations of home equity lines of credit increased during 1999, mainly due to increased marketing during the year. Gross new line approvals increased from $9.96 million in 1998 to $17.45 million in 1999. At December 31, 1999, the Bank had $28.19 million in approved home equity lines of credit with $12.81 million outstanding.

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

Consumer Lending.

The Bank offers an expanding variety of consumer loan products including both secured and unsecured loans. Interest rates are generally competitive to those in the Bank's market. At December 31, 1999, the Bank's consumer loans totaled $63.40 million or 8.5% of its gross loan portfolio. The Bank has continued to pursue consumer lending more actively in 1999 through various loan programs. New loan volume in 1999 remained consistent to that achieved in 1998 at $40.53 million which has accounted for an increase in outstanding loans of 20% at year end 1999. Management believes that prudent underwriting, higher interest rates and shorter maturities associated with this type of lending will complement both earnings and asset/liability management objectives.

Residential Mortgage Loan Servicing. The Bank has historically serviced loans sold to other institutions as a means of maintaining customer relationships and generating fee income. These loans were originated by the Bank and sold to private banking institutions, FNMA or FHLMC. The Bank serviced 880 loans totaling $48.22 million as of December 31, 1999 compared to 972 loans totaling $53.77 million at December 31, 1998.

Asset Quality. Asset quality is of significant importance to the Bank. All commercial loans in relationships greater than $250 thousand are risk-rated at least annually by each loan officer and reviewed by either internal or external loan review personnel. A review group meets regularly to adopt action plans for all adversely graded loans and reviews monthly compliance with previously agreed upon remediation programs.

Non-Performing, Delinquent and Classified Assets

General.

Non-performing assets totaled $2.29 million, or 0.20% of total assets, at December 31, 1999 compared to $3.85 million, or 0.38% of total assets, at December 31, 1998. At December 31, 1999, non-performing assets were comprised of $1.99 million of non-performing loans and $0.30 million of other real estate owned ("OREO").

The Bank identifies certain Other Assets Especially Mentioned ("OAEM") that include performing loans which management believes exhibit a higher than normal degree of risk due to a variety of factors, such as geographic and industry related weaknesses, a downturn in operations in recent years, bankruptcy of a related company, or other loans from the same borrower that are classified as non-performing. The OAEM list included loans totaling $13.37 million at

December 31, 1999, a decrease of $7.15 million or 34.8% from $20.52 million at December 31, 1998.

The Bank also maintains lists of adversely classified credits (substandard, doubtful or loss credits, referred to as the "Classified Asset Lists"). The Classified Asset Lists included loans totaling $3.10 million at December 31, 1999, a decrease of $1.63 million or 34.5% from $4.73 million at December 31, 1998. Of the loans on the Classified Asset Lists, non-performing loans totaled $1.99 million at December 31, 1999, a decrease of $0.96 million or 32.5% from $2.95 million at December 31, 1998.

Non-Performing Assets.

Management of the Bank regularly reviews delinquent loans, which are placed on non-accrual status when, in its judgment, management believes the probability of collection is uncertain. All loans 90 days or more past due as to interest or principal are placed on non-accrual status unless, in exceptional circumstances, the loan is both well collateralized and in the process of collection. At December 31, 1999, the Bank had no loans accruing interest which were 90 days or more past due.

Allowance for Loan Losses.

The Bank uses various guidelines for determining the allowance for loan losses. The Bank primarily relies on its risk rating system as a means to derive commercial loan reserves by applying loss experience ratios to individual risk rating categories. Management also analyzes peer industry data to assess the reserve adequacy of the commercial real estate and commercial and industrial loan portfolios.

Management analyzes the historical charge-off information by product type to assess the reserve adequacy of the residential and consumer loan portfolios. Management believes that the Bank's allowance for loan losses adequately estimates the probable loan losses in the respective portfolios.

The Bank regards its allowance for loan losses as a reserve which is available to absorb losses from all types of loans. Additional factors included in the Bank's determination of appropriate levels of the allowance for loan losses include the size and nature of troubled loans, collateral values and credit concentrations within a portfolio, general delinquency levels, regional and national economic trends and regulatory policy. The Bank's allowance for loan losses includes an unallocated allowance which is intended to absorb losses across all loan portfolios, that cannot be predicted based upon current economic conditions.

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

Mortgage-Backed Securities and Secondary Market Activities.

Mortgage-backed securities increase the Bank's asset quality, are more liquid than individual mortgage loans, and may be more readily available to collateralize borrowings or other obligations of the Bank. Mortgage-backed securities owned by the Bank at December 31, 1999 had maturities of 1 to 30 years, although the Bank expects the average lives will be significantly shorter due to principal amortization and prepayments.

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

Retail, Non-Depository Products

Mechanics Investment Services, Inc. ("MIS").

The Bank offers investment products and services to its customers through its wholly-owned subsidiary, MIS. The program, which began in 1986, has evolved from its original emphasis on transactional business to its current focus on relationship business including asset allocation accounts with so-called wrap fees. In 1996, the Bank hired additional staff and formed the subsidiary, MIS, with the intent of becoming its own broker/dealer in 1997. On July 2, 1997, MIS became licensed as a broker/dealer and registered investment advisor. MIS is regulated by the National Association of Security Dealers ("NASD") and is a member of the Security Investors Protection Corporation ("SIPC"). MIS offers a wide variety of investment products, including mutual funds, stocks and bonds as well as investment advisory services. MIS also offers fixed and variable annuity products and is licensed as an insurance agency in the State of Connecticut. MIS earns its commissions by selling investment products and by providing investment advisory services to its customers. Commissions, salaries and benefits expense related to this service approximated $1.99 million, $1.76 million and $1.99 million in 1999, 1998 and 1997, respectively.

Savings Bank Life Insurance.

The Bank offers Savings Bank Life Insurance ("SBLI") to customers which includes insurance and annuity products. The Bank also offers mortgage life, disability and credit life insurance relating to loans as part of its SBLI business. During 1999, 1998 and 1997, the Bank had pre-tax income of $472,000, $387,000 and
$317,000 respectively, from sales of SBLI insurance including credit and mortgage life and SBLI annuities.

Subsidiaries

The Company has one subsidiary, Mechanics Savings Bank. The Bank has six wholly-owned subsidiaries, three of which facilitate the ownership, management and disposition of OREO (at December 31, 1999 these three subsidiaries owned no properties), one which owns a 50% interest in the Real Estate Partnership which owned the building that houses the Bank's headquarters, one formed in 1996 (MIS) to enable the Bank to serve its customers with a wholly-owned broker/dealer and one formed in 1998 (MMC) in order to take advantage of a recent change in the Connecticut tax statutes. On February 9, 1999, the Bank sold its interest in its headquarters building for $15.70 million in net proceeds and a gain of $2.15 million. Refer to Note 7 of the Consolidated Financial Statements.

Employees

The Bank had 214 full-time employees and 52 part-time employees as of December 31, 1999.

Supervision and Regulation

Federal Bank Holding Company Regulation

MECH is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limited the types of companies which MECH may acquire or organize and the activities in which it or they may engage. In general, MECH and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, MECH must obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire control of any bank; to acquire, with certain exceptions, more than 5 percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, MECH is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amount of loans it may make to any one borrower.

Federal Reserve System

MECH is required by the Board of Governors of the Federal Reserve System to maintain cash reserves against its deposits. After exhausting all other sources of funds, MECH may request to borrow from the Federal Reserve. Bank holding companies registered with the FRB are, among other things, restricted from making direct investments in real estate. Both MECH and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors' funds.

The Federal Reserve System also regulates the national supply of bank credit in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect the interest rates charged on loans or paid for deposits.

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the Federal Reserve System, have a strong impact on income.

Federal Deposit Insurance Corporation and Connecticut Banking Department

The Bank's deposits are insured up to legal limits by the FDIC and it is chartered by the Connecticut Department of Banking. The FDIC and Connecticut Department of Banking periodically examine the Bank for safety and soundness considerations as well as compliance with consumer laws and the Community Reinvestment Act. Under laws and regulations enforced by the FDIC and Connecticut Department of Banking, the Bank's activities, directly and through subsidiaries, are restricted generally to those related to banking and/or which have been determined, by law, regulation or interpretation, to be appropriate for a banking institution.

Gramm Leach Bliley Act of 1999 ("GLB")

On November 12, 1999 the GLB Act was signed into law by President Clinton. GLB eliminates many of the historical barriers to affiliations among banks, securities firms and insurance companies. GLB provides flexibility to these institutions by use of a new entity, the "financial holding company". GLB retains for MECH and similarly situated bank holding companies the regulatory structure described above, but adopts a system of functional regulation of activities to include various state and federal supervisory agencies depending upon the activity being conducted. The trend of the banking industry toward consolidation and the offering of diversified products and services is expected to be enhanced by the adoption of GLB. The adoption of GLB is expected to increase competition for all financial institutions, including MECH, although the actual effects thereof can not be predicted at this time.

Item 2. Properties

At December 31, 1999, the Bank had 16 banking offices, each of which is a full-service office. The following table lists information at December 31, 1999 for the properties of the Bank.

(Dollars in thousands)
                                                 Year         Office Area        Amount of          Owned or    Lease
Location                                        Opened       by Square Feet      Deposits           Leased    Expiration
--------                                        ------       --------------      ---------          ------    ----------
100 Pearl Street, Hartford, CT/(a)/.........     1861             6,156           $87,636           Lease         2008

202 Farmington Ave., Hartford, CT...........     1951             5,200            14,262           Own           N/A

680 Park Street, Hartford, CT...............     1957             5,400            24,691           Own           N/A

1126 New Britain Ave., West Hartford, CT....     1961             4,300            88,350           Lease         2003

124 LaSalle Road, West Hartford, CT.........     1963             4,268            66,537           Own           N/A

722 North Main Street, West Hartford, CT....     1976             2,662            59,238           Lease         2005

927 Farmington Ave., West Hartford, CT......     1998             2,436            14,387           Lease         2007

321 West Main Street, Avon, CT..............     1978             2,639            22,061           Lease         2003

275 Cottage Grove Road, Bloomfield, CT......     1962             4,000            27,988           Lease         2002

1491 Silver Lane, East Hartford, CT.........     1975             2,288            38,625           Lease         2005

1065 Main Street, East Hartford, CT.........     1998             3,080             5,774           Lease         2000

156 Broad Street, Windsor, CT...............     1961             3,000            54,878           Lease         2001

1063 Silas Deane Highway, Wethersfield, CT..     1980             3,500            61,672           Lease         2004

341 Broad Street, Manchester, CT............     1989             2,760            29,516           Lease         2003

446 South Main Street, New Britain, CT......     1989             2,964            24,686           Lease         2004

2450 Main Street, Glastonbury, CT...........     1991             2,594            21,463           Lease         2003


/(a)/ In addition to the banking office at 100 Pearl Street, the Bank also maintains its headquarters and executive offices at that location, consisting of 41,714 square feet of office space on four floors leased from an independent third party expiring in 2003.

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

---------------------------------------------------------------------------------
Quarter ended                 Cash Dividend ($)      High ($)        Low ($)
-------------                 -----------------      --------        -------
---------------------------------------------------------------------------------
March 31, 1998                         -             30 1/2            24 1/8
---------------------------------------------------------------------------------
June 30, 1998                         .15            31 1/2            27 7/8
---------------------------------------------------------------------------------
September 30, 1998                    .15            31 13/16          21 7/8
---------------------------------------------------------------------------------
December 31, 1998                     .15            29                20 5/8
---------------------------------------------------------------------------------
March 31, 1999                        .15            34                27 7/8
---------------------------------------------------------------------------------
June 30, 1999                         .20            37 1/2            29 3/4
---------------------------------------------------------------------------------
September 30, 1999                    .20            39 3/8            33
---------------------------------------------------------------------------------
December 31, 1999                     .20            37 5/16           31 3/4
---------------------------------------------------------------------------------

As of December 31,1999 there were approximately 3,800 shareholders of record.

The Company declared its first quarterly cash dividend of $0.15 per share to shareholders of record as of May 1, 1998 payable on May 15, 1998. The Company increased the quarterly dividend to $0.20 per share to shareholders of record on May 3, 1999 payable May 14, 1999.

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

                                                                         As of or for the years ended December 31,
                                                             ---------------------------------------------------------------
(dollars in thousands except per share data)                    1999         1998          1997        1996         1995
                                                             -----------  -----------  -----------  -----------  -----------
Statement of Operations:
Interest and dividend income                                    $ 73,751     $ 65,706       $ 57,315   $ 49,577     $ 47,540
Interest expense                                                  37,800       33,928         28,053     23,526       21,942
                                                             -----------  -----------  ------------- ----------  -----------
Net interest income                                               35,951       31,778         29,262     26,051       25,598
Provision for loan losses                                              -          600          9,100      6,400       12,850
Other income:
          Service charges on deposit
            accounts and other                                     4,581        4,585          3,737      3,219        2,713
          Investment brokerage services
              commissions                                          2,668        2,412          2,927      1,136        1,455
          Gain on the sale of headquarters building
               owned by the Real Estate Partnership                2,148            -              -          -            -
          Loan servicing and other fees                              552          630            600        595          735
          Income from investment in
              Real Estate Partnership                                 13          606            579        272          504
          Net gains (losses) on sales of
              marketable equity securities                             -          (20)             -         61          140
          Net gains (losses) on sales of debt
              securities                                               5            4            209       (139)         222
          Net gains on sales of loans                                 44           59             52         43           69
Other expenses:
          Operating expenses (a)                                  23,742       22,639         22,452     19,870       20,501
          Operation of foreclosed
              real estate owned                                      222          372            425        600        1,167
          Write-down of investment in Real
              Estate Partnership                                       -            -              -          -        6,697
          Write-downs and net losses on sale
              of foreclosed real estate owned                          -           85            121      3,492        2,261
          Write-down of real estate agency
              subsidiary                                               -            -              -          -          700
                                                             -----------  -----------  ------------- ----------  -----------
Income (loss) before income taxes and
     extraordinary item                                           21,998       16,358          5,268        876      (12,740)
Income tax expense (benefit) (b)                                   7,101        7,419         (7,808)      (266)       1,540
                                                             -----------  -----------  ------------- ----------  -----------
Income (loss) before extraordinary item                           14,897        8,939         13,076      1,142      (14,280)
Extraordinary item, early extinguishment of debt
     net of tax                                                     (435)        (243)             -          -            -
                                                             -----------  -----------  ------------- ----------  -----------
Net income (loss)                                               $ 14,462      $ 8,696       $ 13,076    $ 1,142    $ (14,280)
                                                             ===========  ===========  ============= ==========  ===========
Diluted earnings and pro forma diluted earnings
       (loss) per share (c):
        Income (loss) before extraordinary item                 $   2.86      $  1.68       $   2.49     $  0.22    $   (2.76)
        Extraordinary item                                      $  (0.08)     $ (0.05)      $      -     $     -    $       -
        Net income (loss)                                       $   2.78      $  1.63       $   2.49     $  0.22    $   (2.76)

                                                                   As of or for the years ended December 31,
                                                  ---------------------------------------------------------------------------------
(dollars in thousands)                                1999               1998              1997            1996             1995
                                                  -------------    ---------------    -------------   -------------    ------------
Financial Condition:
Total assets                                        $ 1,119,693        $ 1,019,369       $  892,371      $  746,685      $ 662,201
Loans, net                                              741,722            651,858          571,112         494,291        517,789
Allowance for loan losses                               (11,305)           (12,301)         (14,031)         (7,983)       (11,597)
Securities (d)                                          312,491            296,504          233,849         194,863         39,315
Deposits                                                641,764            706,195          667,564         655,043        620,802
Borrowings                                              376,985            210,225          129,720          11,960         11,000
Stockholders' equity                                $    93,931        $    95,368       $   88,549      $   74,840      $  23,726

Non-performing loans (e)                            $     1,992        $     2,949       $    2,830      $    7,856      $  16,355
Foreclosed real estate owned                                298                902            1,204             679          5,393
Non-performing assets (f)                           $     2,290        $     3,851       $    4,034      $    8,535      $  21,748

Performance Ratios:
Return (loss) on average total assets (g)                  1.34 %             0.92 %           1.61 %          0.16 %        (2.14)%
Return (loss) on average equity (g)                       15.81               9.40            15.99            2.34         (39.13)
Interest rate spread (h)                                   2.97               3.10             3.38            3.63           4.03
Net interest margin (i)                                    3.49               3.61             3.90            4.03           4.24
Efficiency ratio (j)                                      51.65              56.52            60.09           63.61          65.22
Efficiency ratio with write-downs and
    OREO expenses (k)                                     52.14 %            57.66 %          61.55 %         76.71 %        99.65 %

Asset Quality Data:
Non-performing loans as a % of gross
    loans (e) (l)                                          0.26 %             0.44 %           0.48 %          1.56 %         3.09 %
Non-performing assets as a % of
    gross loans and OREO (f)                               0.30               0.58             0.69            1.70           4.07
Non-performing assets as a % of
    total assets (f)                                       0.20               0.38             0.45            1.14           3.28
Allowance for loan losses
    as a % of gross loans (l)                              1.47               1.85             2.40            1.59           2.19
Allowance for loan losses as
    a % of non-performing loans (e)                      553.97             417.12           495.80          101.62          70.91
Net charge-offs as a % of average
    gross loans (g)                                        0.18 %             0.38 %           0.56 %          1.99 %         1.54 %

Capital Ratios:
Tier 1 leverage capital (m)                                8.75 %             9.63 %           9.74 %         10.20 %         3.57 %
Tier 1 risk-based capital (n)                             13.57              14.49            16.49           18.28           5.65
Total risk-based capital (o)                              14.82 %            15.75 %          17.76 %         19.54 %         6.90 %

Other Selected Financial and Statistical Data:
Number of:
      Deposit accounts                                   63,986             69,385           67,751          68,212         67,125
      Bank offices                                           16                 16               14              14             14
      Full-time staff                                       214                216              202             192            203
Stockholders' equity to assets                             8.39 %             9.36 %           9.92 %         10.02 %         3.58 %
Cash dividends declared per share (p)               $      0.75        $      0.45       $        -      $        -            n/a
Dividend payout ratio                                     26.98 %            27.11 %              - %             - %          n/a

a) Operating expenses exclude write-downs and operating expenses related to foreclosed real estate owned.
b) In 1995, based on then-current operating and asset quality trends, management recorded an additional deferred tax valuation reserve of $1.50 million thereby determining that as of December 31, 1995, it was more likely than not that the deferred tax asset would not be realized. In the second quarter of 1997, the Company recognized a tax benefit of $10.33 million primarily due to the full reversal of its deferred tax asset valuation allowance. Based on three consecutive prior quarters of income and projections for the second half of 1997 and 1998 that indicated continued profitability, the Company determined that it was more likely than not that it would realize its net deferred tax assets. During 1998, the Company recorded $1.19 million in net tax expense due to the tax implications of the creation of

Mechanics Mortgage Company, a passive investment company. This charge was the result of establishing a deferred tax asset valuation allowance against the Company's state deferred tax asset.
c) Diluted earnings and proforma diluted earnings (loss) per share is computed based upon the weighted average number of shares of common stock and common stock equivalents (if dilutive) outstanding during the periods presented. Common stock equivalents consist of stock options. For earnings (loss) per share purposes, the common stock has been assumed to be outstanding for all periods presented.
d) Includes FHLB stock and excludes short-term investments classified as cash equivalents.
e) Non-performing loans are loans that are contractually past due in excess of 90 days or loans that are not 90 days past due but which the Company has decided to stop the accrual of interest based on management's assessment regarding the full collectibility of principal and interest. Troubled debt restructured loans which are performing in accordance with their restructured terms are not included in non-performing loans.
f) Non-performing assets are the combination of non-performing loans and foreclosed real estate owned.
g) Averages based on daily average balances.
h) Difference between the weighted average yield on loans, and the investment securities and short-term investments and the weighted average cost of funds.
i) Represents net interest income divided by average total interest-earning assets.
j) Represents operating expenses divided by the sum of net interest income and total other income.
k) Represents operating expenses, operation of foreclosed real estate owned, write-down of investment in Real Estate Partnership, write-downs and net losses on sale of foreclosed real estate owned and write-down of real estate agency subsidiary divided by the sum of net interest income and total other income.
l) Gross loans excludes loans held-for-sale.
m) The Tier 1 leverage capital ratio established by the Federal Reserve Board ("FRB") and the Federal Deposit Insurance Corporation ("FDIC") measures the ratio of Tier 1 capital to average quarterly total assets. Tier 1 capital is generally defined as common stock, additional paid in capital, surplus, retained earnings, adjustments for unrealized losses on equity securities classified as available-for-sale, treasury stock and unallocated Employee Stock Ownership Plan ("ESOP") shares. Tier 1 capital excludes goodwill and other intangibles.
n) The Tier 1 risk-based capital ratio established by the FRB and the FDIC measures the ratio of Tier 1 leverage capital to total "risk-weighted" assets. The Company's assets and certain off-balance sheet items are assigned to broad risk categories. Basically, the higher percentage of riskier assets an institution has, the more capital it must have to satisfy the risk-based guidelines; the lower the risk, the lower the required capital.
o) The total risk-based capital ratio established by the FRB and the FDIC is calculated as described in (n) above but allows the Company to include Tier II capital in addition to Tier 1 capital. Tier II capital generally consists of the general allowance for loan losses. The Company recorded the full amount of the general allowance for loan losses (1.25% of risk based assets) in Tier II capital for the years presented, in accordance with FDIC regulations. Not more than one-half of the capital used to calculate the total risk-based capital ratio may come from Tier II capital.
p) The Bank completed its subscription and community offering of common stock on June 25, 1996.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The statements in the following discussion and analysis concerning the future results, performance, expectations, or intentions are forward-looking statements. Actual results, performance, or developments may differ materially from forward-looking statements as a result of known or unknown risks, uncertainties and other factors. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, which are included elsewhere herein.

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

On December 1, 1999, the Company and Webster entered into an Agreement and Plan of Merger which provides for, among other things, the acquisition of MECH by Webster through a stock-for-stock exchange. Contemporaneous with the completion of the acquisition, Mechanics Savings Bank, a wholly-owned subsidiary of MECH, will merge with and into Webster Bank, a wholly-owned subsidiary of Webster. The Agreement provides that shareholders of MECH will receive 1.52 shares of Webster common stock for each share of MECH common stock. The transaction is designed to be a tax-free exchange to the holders of MECH common stock and is to be accounted for as a purchase transaction. The Boards of Directors of MECH and Webster expect the transaction to close in the second quarter of 2000.

The Bank is a community bank with a broad range of products and services. The Bank's lending focus is on making commercial loans to small and medium-sized businesses as well as originating residential mortgages and consumer loans. The Bank's results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Bank may set aside a provision for loan losses, which, in the past and potentially in the future, has had or may have a significant impact on its results of operations. The Bank's results of operations also depend upon the commissions and fees earned from the Bank's investment brokerage program, as well as other banking fees which contribute to non-interest income. The Bank's operating expenses consist principally of employee compensation, occupancy expenses, data processing expenses and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, the real estate market, changes in interest rates, government policies and actions of regulatory authorities.

Overview

The Company reported net income of $14.46 million for the year ended December 31, 1999 compared to $8.70 million for the year ended December 31, 1998. During the first quarter of 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices to New Boston Limited Partnership, an independent third party. The subsidiary received proceeds of $15.70 million and recognized a $2.15 million gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease. During 1998, the Company recorded a net tax expense of $1.19 million for the tax implications of the creation of MMC in January 1999.

During the first quarter of 1999, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. The Company completed the program during 1999. Due to this program and to shares tendered to the Company from stock options, the Company purchased 262,394 shares of its common stock at a cost of $8.56 million during 1999.

Net income before income taxes totaled $22.00 million for the year ended December 31, 1999 compared to $16.36 million for the year ended December 31, 1998. The increase was mainly due to a $4.17 million increase in net interest income and a $600,000 decrease in the provision for loan losses. Net interest income increased mainly due to a higher volumes of interest-bearing assets.

During 1999, the Company increased its assets to $1,119.69 million at December 31, 1999 or 9.8% over the $1,019.37 million at December 31, 1998. The increase in assets reflects increased activity in lending and investing which was funded primarily with increased borrowings from the FHLB and federal funds purchased.

Non-performing assets as a percentage of total assets was 0.20% at December 31, 1999 as compared to 0.38% at December 31, 1998. The Company's allowance for loan losses represented 553.97% of non-performing and restructured loans at December 31, 1999, compared to 339.24% at December 31, 1998.

Financial Condition

Total assets as of December 31, 1999 were $1,119.69 million, representing an increase of $100.32 million or 9.8% from $1,019.37 million at December 31, 1998. During the year, the Company emphasized increased lending and investing activities which resulted in increases in one- to four-family and commercial real estate mortgages and consumer loans. The major source of funding these increases was expanded borrowings.

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

The following table sets forth the composition of the Company's investment portfolios at the dates indicated:

                                                                                       At December 31,
                                                                       -------------------------------------------------
(in thousands)                                                             1999             1998              1997
                                                                       --------------   --------------    --------------
Securities held-to-maturity:
U.S. Treasury securities and other U.S. Government agencies                 $ 27,000         $ 22,994           $ 5,000
Corporate debt securities                                                      1,000            1,000                 -
Debt securities issued by foreign governments                                    250                -                 -
Mortgage-backed securities                                                    40,469           56,312            70,199
                                                                       -------------    -------------     -------------
  Total securities held-to-maturity, at amortized cost                      $ 68,719         $ 80,306          $ 75,199
                                                                       =============    =============     =============

Securities available-for-sale:
U.S. Treasury securities and other U.S. Government agencies                 $ 14,107          $ 5,029           $ 2,997
Corporate debt securities                                                      2,927            5,912             1,002
Debt securities issued by foreign governments                                    100              350               350
Mortgage-backed securities                                                   189,567          175,266           127,185
Marketable equity securities                                                   2,613            3,000                23
Mutual funds                                                                  16,713           16,154            20,643
                                                                       -------------    -------------     -------------
  Total securities available-for-sale, at fair value                       $ 226,027        $ 205,711         $ 152,200
                                                                       =============    =============     =============

FHLB stock                                                                  $ 17,745         $ 10,487           $ 6,450
                                                                       =============    =============     =============

Investment securities increased $8.73 million or 3.1% from $286.02 million at December 31, 1998 to $294.75 million at December 31, 1999 due primarily to a $13.08 million increase in the U.S. Treasury and other U.S. Government agency securities. Funds available for investment increased mainly from additional borrowings.

Due to increased FHLB borrowings, the Company was required to purchase additional shares of FHLB stock totaling $7.26 million. The Company believes that these shares provide above average dividend yields for the risk characteristics of such investments.

At December 31, 1999, the Company had a net unrealized loss of $6.80 million included in its $226.03 million available-for-sale securities portfolio and a net unrealized loss of $2.77 million on its $68.72 million held-to-maturity securities portfolio. Fair market values for both debt and equity securities have declined largely due to the rise in market interest rates. Management believes that overall market interest rates are cyclical in nature, and the fair market value of securities would increase when market interest rates fall. In Management's opinion, there has been no credit impairment, change in contractual terms or any other form of other-than-temporary impairment to its securities portfolio. Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily have a significant effect on future earnings.

The following table sets forth the contractual maturities of investment securities (excluding equity securities and mutual funds) at December 31, 1999, and the weighted average yields of such securities. The weighted average yields are calculated based on the cost and the effective yields to maturity of each security.

                                                                       Carrying Amount
                                             --------------------------------------------------------------
                                                 Less than             After One            After Five
                                                  One Year         Through Five Years   Through Ten Years
                                             -------------------   ------------------   -------------------
                                                         Weighted              Weighted             Weighted
                                                         Average               Average              Average
(in thousands)                                 Amount    Yield      Amount     Yield      Amount    Yield
                                               ------    -----      ------     -----      ------    -----
Securities held-to-maturity:
U.S. Treasury and other U.S.
    Government agencies                          $    -       -      $     -       -      $ 21,000    6.38%
Mortgage-backed securities                            -       -            -       -             -       -
Corporate debt securities                             -       -            -       -             -       -
Foreign debt securities                               -       -            -       -           250    6.46
                                             ----------            ---------             ---------
Total securities held-to-
    maturity                                     $    -       -      $     -       -      $ 21,250    6.38%
                                             ----------            ---------             ---------
Securities available-for-sale:
U.S. Treasury and other U.S.
    Government agencies                          $    -       -      $ 5,934    5.88%     $  6,613    6.56%
Mortgage-backed securities                        1,834    6.31%       9,572    6.78           913    6.41
Corporate debt securities                             -       -          961    7.38             -       -
Foreign debt securities                               -       -          100    7.75             -       -
                                             ----------            ---------            ----------
Total securities available-for-
     sale                                        $1,834    6.31%     $16,567    6.50%     $  7,526    6.54%
                                             ----------            ---------            ----------
     Total                                       $1,834    6.31%     $16,567    6.50%     $ 28,776    6.42%
                                             ==========    ====     ========   =====      ========  ======

                                                  ------------------------------------------
                                                        After
                                                      Ten Years               Totals
                                                  -------------------   --------------------
                                                              Weighted              Weighted
                                                              Average               Average
(in thousands)                                      Amount    Yield       Amount    Yield
                                                    ------    -----       ------    -----
Securities held-to-maturity:
U.S. Treasury and other U.S.
    Government agencies                             $  6,000    6.66%     $ 27,000    6.44%
Mortgage-backed securities                            40,469    6.63        40,469    6.63
Corporate debt securities                              1,000    7.65         1,000    7.65
Foreign debt securities                                    -       -           250    6.46
                                                  ----------            ----------
Total securities held-to-
    maturity                                        $ 47,469    6.66%     $ 68,719    6.57%
                                                  ----------            ----------
Securities available-for-sale:
U.S. Treasury and other U.S.
    Government agencies                             $  1,560    5.07%     $ 14,107    6.11%
Mortgage-backed securities                           177,248    6.42       189,567    6.44
Corporate debt securities                              1,966    6.87         2,927    7.04
Foreign debt securities                                    -       -           100    7.75
                                                  ----------            ----------
Total securities available-for-
    sale                                            $180,774    6.42%     $206,701    6.43%
                                                  ----------            ----------
     Total                                          $228,243    6.47%     $275,420    6.46%
                                                  ==========  ======    ==========  ======

Refer to Note 4 of the consolidated financial statements for information related to unrealized gains and losses on the available-for-sale investment securities.

Loans

The following table details the composition of the loan portfolio as of the periods presented.

                                                                             At December 31,
                                       --------------------------------------------------------------------------------------------
(in thousands)                               1999               1998               1997              1996               1995
                                       -----------------    --------------    ---------------   ---------------    ----------------
Real estate mortgages:
    One- to four-family                        $ 481,637         $ 423,308          $ 396,390         $ 341,372           $ 348,783
    Multi-family                                  15,013            16,056             13,497            14,187              19,803
    Commercial real estate                       134,504           117,373             99,252            95,923             111,836
    Construction and land development              5,704             4,480              3,602             6,173               4,485
Commercial and industrial                         35,913            41,516             33,699            26,072              26,435
Home equity lines of credit                       12,810             6,736              3,003             2,302               2,237
Other consumer loans                              63,399            52,269             34,620            15,818              15,135
                                       -----------------    --------------    ---------------   ---------------    ----------------
    Total loans, gross                           748,980           661,738            584,063           501,847             528,714
Deferred loan origination costs, net               3,777             2,421              1,080               427                 672
Allowance for loan losses                        (11,035)          (12,301)           (14,031)           (7,983)            (11,597)
                                       -----------------    --------------    ---------------   ---------------    ----------------
    Total loans, net                           $ 741,722         $ 651,858          $ 571,112         $ 494,291           $ 517,789
                                       =================    ==============    ===============   ===============    ================

Gross loans increased $87.24 million or 13.2% from $661.74 million at December 31, 1998 to $748.98 million at December 31, 1999. The increase was due primarily to increases of $58.33 million of one- to four-family mortgages, $17.13 million of commercial real estate mortgages and $11.13 million of consumer loans due to increased origination activity which was partially offset by amortization and prepayments. The increased origination activity during 1999 was due mainly to increased marketing campaigns and the expansion of the network of automotive dealers offering the Company's lending programs as well as favorable market interest rate conditions during the beginning of the year. There were no loans held-for-sale at December 31, 1999 and December 31, 1998 since the Company is now maintaining most originated loans for its own portfolio.

The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Company's loan portfolio. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported in the maturing within one year category.

                                                                             After One      After Five
                                                              Within          through         through          After
(in thousands)                                 Amount        One Year       Five Years       Ten Years       Ten Years
                                            -------------  -------------   --------------  --------------   -------------
Real estate mortgages:
   One- to four-family                          $481,637      $     146          $ 9,801        $ 40,070        $431,620
   Multi-family                                   15,013              -              660           3,697          10,656
   Commercial real estate                        134,504          1,905           28,016          44,777          59,806
   Construction and land development               5,704            345              271              83           5,005
Commercial and industrial                         35,913         13,119           15,142           6,977             675
Home equity lines of credit                       12,810             17               97          12,696               -
Other consumer loans                              63,399          1,468           57,293           3,783             855
                                            ------------   ------------    -------------   -------------    ------------
   Total loans, gross                           $748,980       $ 17,000        $ 111,280       $ 112,083        $508,617
                                            ============   ============    =============   =============    ============

At December 31, 1999, $429.90 million of the Company's loans with contractual maturities after December 31, 2000 were fixed rate loans and $302.08 million had adjustable interest rates. The following table sets forth the dollar amount of all loans maturing after December 31, 2000 by fixed or adjustable interest rates.

(in thousands)                                  Fixed             Adjustable
                                            ---------------     ----------------
Real estate mortgages:
   One- to four-family                           $ 278,641            $ 202,850
   Multi-family                                      7,986                7,027
   Commercial real estate                           62,179               70,420
   Construction and land development                 4,358                1,001
Commercial and industrial                           15,657                7,137
Home equity lines of credit                             60               12,733
Other consumer loans                                61,022                  909
                                            ---------------     ----------------
   Total loans, gross                            $ 429,903            $ 302,077
                                            ===============     ================

The allowance for loan losses totaled $11.04 million at December 31, 1999 compared to $12.30 million at December 31, 1998. Due to the Company's declining levels of non-performing assets, there was no provision for loan losses in 1999. Net charge-offs totaled $1.27 million during 1999. Provisions for loan losses during the year ended December 31, 1998 totaled $600,000 and net charge-offs totaled $2.33 million. The allowance for loan losses as a percentage of non-performing loans increased from 417.1% at December 31, 1998 to 554.0% at December 31, 1999.

The following table sets forth an analysis of activity in the allowance for loan losses at and during the periods indicated.

                                                                         At or for the years ended December 31,
                                                      ---------------------------------------------------------------------------
(in thousands)                                            1999            1998            1997            1996           1995
                                                      -------------    -----------    ------------    ------------    -----------
Balance at beginning of period                            $  12,301      $  14,031       $   7,983       $  11,597      $   7,108
Add:
      Provision charged to operations                             -            600           9,100           6,400         12,850
      Recoveries                                                705            516             960             430            744

Less:
      Charge-offs:
          Real estate mortgages:
             One- to  four-family                               511          2,132           1,840           2,966          1,829
             Multi-family                                       200             71             694           1,677          2,083
             Commercial real estate                               -             62             987           4,878          4,549
             Construction and land development                    -              -               -              15              -
          Consumer and commercial and industrial              1,260            581             491             908            644
                                                      -------------    -----------    ------------    ------------    -----------
      Total charge-offs                                       1,971          2,846           4,012          10,444          9,105
                                                      -------------    -----------    ------------    ------------    -----------
Balance at end of period                                  $  11,035      $  12,301       $  14,031       $   7,983      $  11,597
                                                      =============    ===========    ============    ============    ===========
Net charge-offs                                           $   1,266      $   2,330       $   3,052       $  10,014      $   8,361
                                                      =============    ===========    ============    ============    ===========
Total loans, gross                                        $ 748,980      $ 661,738       $ 584,063       $ 501,847      $ 528,714
                                                      =============    ===========    ============    ============    ===========
Net charge-offs to gross loans                                 0.17%          0.35%           0.52%           2.00%          1.58%

The following table shows the allocation of the allowance for loan losses to various types of loans at December 31.

                                                      % of Loan              % of Loan               % of Loan
                                                       Type to                Type to                 Type to
(in thousands)                               1999    Total Loans    1998    Total Loans      1997   Total Loans
                                           --------  -----------  -------   -----------    -------  -----------
Real estate mortgages:
      One- to four-family                  $ 1,214       64.31 %  $ 1,679        63.97 %   $ 2,549       67.87 %
      Multi-family                             305        2.01        435         2.42         399        2.31
      Commercial real estate                 2,901       17.96      2,661        17.74       2,397       16.99
      Construction and
         land development                      186        0.76         82         0.68          36        0.62
Commercial and industrial                    1,152        4.79      1,262         6.27       1,085        5.77
Home equity lines of credit
   and consumer loans                        2,138       10.17        365         8.92         423        6.44
Unallocated                                  3,139         n/a      5,817          n/a       7,142         n/a
                                           -------  ----------    -------   ----------     -------  ----------
      Total allowance for loan losses      $11,035      100.00 %  $12,301       100.00 %   $14,031      100.00 %
                                           =======  ==========    =======   ==========     =======  ==========

                                                      % of Loan                 % of Loan
                                                       Type to                   Type to
(in thousands)                             1996      Total Loans      1995      Total Loans
                                          ------     -----------     ------     -----------
Real estate mortgages:
      One- to four-family                  $1,724         68.02 %    $ 1,302         65.97 %
      Multi-family                            592          2.83          806          3.75
      Commercial real estate                2,935         19.11        2,114         21.15
      Construction and
         land development                     239          1.23           90          0.85
Commercial and industrial                     848          5.20        3,397          5.00
Home equity lines of credit
   and consumer loans                         395          3.61          366          3.28
Unallocated                                 1,250           n/a        3,522           n/a
                                           ------     -----------    -------      -----------
      Total allowance for loan losses      $7,983        100.00 %    $11,597        100.00 %
                                           ======     ===========    =======      ===========

The Company allocates the allowance for loan losses based on historic loss ratios for its one- to four-family mortgages, home equity lines of credit and consumer loans. The Bank uses various guidelines for determining the allowance for loan losses. The Bank primarily relies on its risk rating system as a means to derive commercial loan reserves by applying loss experience ratios to individual risk rating categories. Management also analyzes peer industry data to assess the reserve adequacy of the commercial real estate and commercial and industrial loan portfolios.

Management analyzes the historical charge-off information by product type to assess the reserve adequacy of the residential and consumer loan portfolios. Management believes that the Bank's allowance for loan losses adequately estimates the probable loan losses in the respective portfolios.

The Bank regards its allowance for loan losses as a reserve which is available to absorb losses from all types of loans. Additional factors included in the Bank's determination of appropriate levels of the allowance for loan losses include the size and nature of troubled loans, collateral values and credit concentrations within a portfolio, general delinquency levels, regional and national economic trends and regulatory policy. The Bank's allowance for loan losses includes an unallocated allowance which is intended to absorb losses across all loan portfolios, that cannot be predicted based upon current economic conditions.

Depending upon the Company's asset/liability position, the Company may sell fixed rate one- to four-family real estate mortgages on a servicing-retained basis. At December 31, 1999 and 1998, loans serviced for others totaled $48.22 million and $53.77 million, respectively.

Adverse market interest rate changes between the time the customer receives a rate-lock commitment and the time the fully-funded mortgage loan is sold to an investor can erode the value of that mortgage. Therefore, the Company enters into forward sales contracts, generally for periods not exceeding ninety days, to mitigate the interest rate risk associated with the origination and sale of mortgage loans. The Company accepts credit risk in forward sales contracts to the extent of nonperformance by a counterparty, in which case the Company would be compelled to sell the mortgages to another party at the current market price. The credit exposure of forward sales contracts represents the aggregate value of contracts with a positive fair value. These credit exposures at both December 31, 1999 and December 31, 1998 were not significant. If the Company did not have sufficient loans to fulfill the contract, it would purchase mortgages from others at the prevailing market rates to satisfy the contracts. The cost of forward sales contracts, and any related gain or loss, are deferred and recognized when the mortgages are sold and were not material in 1999, 1998 and 1997.

Non-Performing Assets

The following table summarizes changes in non-performing assets during the periods presented.


(in thousands)                         For the years ended December 31,
                                      ---------------------------------
                                        1999        1998         1997
                                      -------     --------     --------
Balance, beginning of year            $ 3,851     $  4,034     $  8,535
Loans placed on non-accrual status      5,551       10,152       12,194
Payments on non-performing assets      (1,878)      (1,671)      (8,308)
Loans returned to accrual status       (1,777)        (941)      (2,988)
Loans charged-off                      (1,971)      (2,846)      (3,052)
Sales of loans and
    foreclosed real estate owned       (1,486)      (4,792)      (2,226)
Write-downs and net losses on sale
    of foreclosed real estate owned         -          (85)        (121)
                                      -------     --------     --------
Total reductions                       (7,112)     (10,335)     (16,695)
                                      -------     --------     --------
Balance, end of year                  $ 2,290     $  3,851     $  4,034
                                      =======     ========     ========

Percent of total assets                  0.20%        0.38%        0.45%

The following table details the composition of non-performing assets and troubled debt restructuring as of the dates presented.

                                                               Accruing Loans     Foreclosed          Total             Troubled
                                                Non-Accrual     Past Due 90       Real Estate     Non-Performing          Debt
(in thousands)                                    Loans        or More Days          Owned            Assets          Restructurings
                                                -----------    -------------      -----------     --------------      --------------
December 31, 1999
Real estate mortgages:
      One- to four-family                           $ 1,440    $           -      $       298     $        1,738      $            -
      Multi-family                                      100                -                -                100                   -
      Commercial real estate                             64                -                -                 64                   -
      Construction and land development                   -                -                -                  -                   -
Commercial and industrial                               229                -                -                229                   -
Home equity lines of credit and consumer loans          159                -                -                159                   -
                                                    -------    --------------     -----------     --------------      --------------
      Total                                         $ 1,992    $           -      $       298     $        2,290      $            -
                                                    =======    ==============     ===========     ==============      ==============

December 31, 1998
Real estate mortgages:
      One- to four-family                           $ 1,810    $           -      $       809     $        2,619      $            -
      Multi-family                                      300                -                -                300                 677
      Commercial real estate                            150                -               93                243                   -
      Construction and land development                   -                -                -                  -                   -
Commercial and industrial                               469                -                -                469                   -
Home equity lines of credit and consumer loans          220                -                -                220                   -
                                                    -------    -------------      -----------     --------------      --------------
      Total                                         $ 2,949    $           -      $       902     $        3,851      $          677
                                                    =======    =============      ===========     ==============      ==============

December 31, 1997
Real estate mortgages:
      One- to four-family                           $ 1,713    $           -      $       828     $        2,541      $            -
      Multi-family                                       78                -                -                 78               1,160
      Commercial real estate                            681                -              164                845                   -
      Construction and land development                   2                -              212                214                   -
Commercial and industrial                               286                -                -                286                   -
Home equity lines of credit and consumer loans           70                -                -                 70                   -
                                                    -------    -------------      -----------     --------------      --------------
      Total                                         $ 2,830    $           -      $     1,204     $        4,034      $        1,160
                                                    =======    =============      ===========     ==============      ==============

December 31, 1996
Real estate mortgages:
      One- to four-family                           $ 3,636    $           -      $       653     $        4,289      $          178
      Multi-family                                      187                -                -                187               1,259
      Commercial real estate                          2,103                -                -              2,103               3,214
      Construction and land development                 895                -               26                921                   -
Commercial and industrial                               887                -                -                887                   -
Home equity lines of credit and consumer loans          148                -                -                148                   -
                                                    -------    -------------      -----------     --------------      --------------
      Total                                         $ 7,856    $           -      $       679     $        8,535      $        4,651
                                                    =======    =============      ===========     ==============      ==============

December 31, 1995
Real estate mortgages:
      One- to four-family                           $ 3,304    $           -      $       593     $        3,897      $          340
      Multi-family                                        -                -                -                  -               3,355
      Commercial real estate                         11,964                -            1,748             13,712               8,981
      Construction and land development                 622                -            3,052              3,674               1,017
Commercial and industrial                               431                -                -                431                 554
Home equity lines of credit and consumer loans           34                -                -                 34                   -
                                                    -------    -------------      -----------     --------------      --------------
      Total                                         $16,355    $           -      $     5,393     $       21,748      $       14,247
                                                    =======    =============      ===========     ==============      ==============

The Company places a loan on non-accrual status when it is 90 days or more past due or based on management's assessment that the full collectibility of principal and interest is uncertain. Non-performing assets as a percentage of total assets decreased from 0.38% at December 31, 1998 to 0.20% at December 31, 1999. Non-performing assets as a percentage of total loans and foreclosed real estate owned decreased from 0.58% at December 31, 1998 to 0.30% at December 31, 1999. The Company also maintains lists of adversely classified credits (substandard, doubtful, or loss credits) as defined by the FDIC. The Classified Asset Lists included loans totaling $3.10 million at December 31, 1999, a decrease of $1.63 million or 34.5% from $4.73 million at December 31, 1998. Of the loans on the Classified Asset

Lists, non-performing loans totaled $1.99 million, at December 31, 1999, a decrease of $957,000 or 32.5% from $2.95 million at December 31, 1998. The Company, through its workout department, pursues the resolution of all classified and/or non-performing assets through restructuring, credit modifications or collections. When these procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the collateral or to acquire it by deed in lieu of foreclosure.

As part of its loan workout efforts, the Company periodically enters into troubled debt restructurings. As of December 31, 1999, 1998 and 1997, the Company had $-0-, $677,000 and $1.16 million, respectively, in troubled debt restructurings.

The foregoing tables do not include OAEM loans. Although not impaired, OAEM loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These OAEM loans approximated $13.37 million at December 31, 1999 and $20.52 million at December 31, 1998. Properties collateralizing these loans are located in Connecticut, primarily in Hartford County, and consist primarily of commercial real estate mortgages. The above mentioned deficiencies have created some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes the reserves for these loans are adequate.

Foreclosed real estate owned decreased from $902,000 at December 31, 1998 to $298,000 at December 31, 1999. The Company foreclosed upon 22 properties totaling $1.04 million during 1999. The Company sold 29 properties totaling $1.49 million during the year ended December 31, 1999. Write-downs and net losses on sale of foreclosed real estate owned for the year totaled $-0-, $85,000 and $121,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Cash and Cash Equivalents

Cash and cash equivalents increased $8.21 million or 37.3% from $21.99 million at December 31, 1998 to $30.20 million at December 31, 1999. The Company's non-interest-bearing deposits and cash increased $8.87 million from December 31, 1998 to December 31, 1999 due in part to increased currency retained in preparation for the century date change.

Investment in Real Estate Partnership

The Bank's subsidiary, Eighty Pearl Street Corporation, owns 50% of Pearl Street Associates Limited Partnership ("the Real Estate Partnership"). During the first quarter of 1999, the Real Estate Partnership sold the building at 100 Pearl Street, Hartford, CT to New Boston Limited Partnership, an independent third party. Eighty Pearl Street Corporation received proceeds of $15.70 million and recognized a $2.15 million gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease. The Real Estate Partnership has since been dissolved.

Cash Surrender Value Life Insurance

Cash surrender value life insurance totaled $17.69 million at December 31, 1999 compared to $16.87 million at December 31, 1998. During 1997, twenty policies were acquired on the lives of seven executive officers and six directors and are designed to recover the costs of the Company's Long Term Deferred Incentive Plan ("LTDIP") and Outside Director Deferred Compensation Plan ("DDCP"). The policy death benefit also will enable the Company to fund the death benefit provision of the DDCP. The policies were paid with a single premium and have a combined death benefit of $41.3 million. Policy cash values earn interest at a current tax-free rate of 5.4% and policy mortality costs are charged against the cash value monthly. There are no loads or surrender charges associated with the policies.

Deposits and Borrowings

Deposits decreased $64.43 million or 9.1% from $706.19 million at December 31, 1998 to $641.76 million at December 31, 1999. Certificates of deposit decreased $72.99 million during the period primarily due to decreases in one year certificates of deposit.

The following table presents the amounts of certificates of deposit of the Company at December 31, 1999 maturing during the periods reflected below and the weighted average interest rates of such accounts.

                                                         Weighted Average
(in thousands)                                Amount      Interest Rate
                                            ----------   ----------------
Certificates of deposit maturing during
 the 12 months ending:
     December 31, 2000                      $ 275,487              4.54 %
     December 31, 2001                         37,106              5.12
     December 31, 2002                         15,915              5.82
     Thereafter                                 6,949              5.32
                                            ---------
  Total                                     $ 335,457              4.68 %
                                            =========    ==============


The following table presents the maturities of the Company's certificates of deposit in amounts of $100,000 or more at December 31, 1999 by time remaining to maturity.

(in thousands)                            Maturing
                                          --------
Three months or less                      $ 21,240
Over three through six months                8,678
Over six through twelve months              12,820
Over twelve months                           9,434
                                          --------
   Total                                  $ 52,172
                                          ========

At December 31, 1999, the Company had $34.00 million in federal funds purchased compared to $-0- at December 31, 1998. These funds were borrowed from Webster Bank at market rates.

Borrowings increased $132.76 million from December 31, 1998 to December 31, 1999 due to additional FHLB borrowings primarily to fund the increases in the loan and investment portfolios. At December 31, 1999, the FHLB borrowings had a weighted average rate of 5.54% and a weighted average remaining term of 2.9 years. During 1996, the Company financed the purchase of the Company's common stock for the ESOP. There were 24,000 and 48,000 unallocated ESOP shares at December 31, 1999 and December 31, 1998, respectively.

During 1999, the Bank prepaid $30.00 million of FHLB advances that carried a weighted average interest rate of 6.23% which resulted in $655,000 of prepayment penalties. Due to these prepayment penalties, the Company reported a $435,000 extraordinary item, net of $220,000 in taxes due to the early extinguishment of debt during 1999. This reduced earnings per share by $0.09 and $0.08 on a basic and diluted basis, respectively.

During 1998, the Bank prepaid four FHLB advances totaling $33.00 million carrying a weighted average rate of 6.26% which resulted in $392,000 in prepayment penalties. Due to these prepayment penalties, the Company reported a $243,000 extraordinary item, net of $149,000 in taxes due to the early extinguishment of debt. These reduced earnings per share by $0.05 on both a basic and diluted basis.

The following table sets forth, at the dates indicated, information regarding the weighted average cost of funds and balances at December 31, 1999, 1998 and 1997 and the highest and average month end balances of the Company's total borrowings.

                                                           At and for the years ended December 31,
                                                        -------------------------------------------
                                                           1999            1998             1997
                                                        ----------      ----------       ---------
(in thousands)
Weighted average interest rate of total borrowings            5.59%           5.39%           6.00%
Highest outstanding balance of total borrowings          $ 377,225       $ 210,465       $ 129,960
Average month end balance of total borrowings            $ 311,711       $ 168,202       $  76,865
Total borrowings                                         $ 376,985       $ 210,225       $ 129,720

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

The Company's most liquid assets are cash and cash equivalents, which include investments in liquid short-term instruments, such as federal funds sold. The level of these liquid assets is dependent upon the Company's operating, financing and investing activities during any given period. At December 31, 1999, the Company's primary liquidity, consisting of cash and federal funds sold, was $30.20 million, or 2.7% of total assets, compared to $21.99 million, or 2.2% of total assets, at December 31, 1998. The increase was mainly due to increased cash supply for the century date change.

The Bank monitors its liquidity in accordance with guidelines established under its asset/liability management policy and applicable regulatory requirements. Management believes its current liquidity level, which is within policy guidelines, is sufficient to meet normal operating needs. As part of its asset/liability management strategy as well as to meet unexpected demands, the Bank has available a line of credit with the FHLB. At December 31, 1999, the Bank had no borrowings under its line of credit. The Bank may borrow approximately $15 million under that line of credit. Additional borrowings may be made upon the pledge of additional qualifying collateral.

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

The Company models its forecasted balance sheet using interest rate ramps, shocks and several interest rate scenarios over a 24-month time horizon. In accordance with its asset/liability policy, the Company measures its interest rate sensitivity by ramping interest rates in one hundred basis point increments from -400 to +400 basis points from the current rate environment. From this 800 basis point grid, the asset/liability committee selects the most likely 400 basis point interest rate range based on the current interest rate environment, as well as other economic factors. The Company's policy is to achieve equal to or less than a 10% change in net interest income over the next 12 months within the selected 400 basis point band. At December 31, 1999, the Company was within its policy guideline, and the Company believes its level of interest rate sensitivity was appropriate.

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

The following table sets forth the Company's interest rate sensitivity position at December 31, 1999, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to repricing in future time periods. For purposes of this analysis, money market deposits have been presented in the within one year category and savings and other deposits have been presented in the one to five year category, although the interest rate elasticity of money market, savings and other deposits cannot be tied to any one time category. Non-accrual loans have been presented in the repricing over five years category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the repricing periods presented due to differences in the repricing elasticity relative to changes in the general level of interest rates. No assurance can be made that these assumptions will be indicative of future withdrawals of deposits or repayments.

                                                                                    Repricing         Repricing        Repricing
                                                   Total            Percent of       Within            Within            Over
(in thousands)                                     Amount             Total         One Year          1-5 Years         5 Years
                                              --------------     ------------    ---------------    --------------    ------------
Assets:
Securities                                    $      312,491            27.91%   $       96,608     $     133,841     $    82,042
Short-term investments                                   760             0.07               760                 -               -
Loans, net                                           741,722            66.24           234,141           176,489         331,092
                                              --------------     ------------    --------------     -------------     ------------
  Total rate sensitive assets                      1,054,973            94.22           331,509           310,330         413,134
Other assets                                          64,720             5.78
                                              --------------     ------------
  Total assets                                $    1,119,693           100.00%
                                              ==============     ============

Liabilities and Stockholders' Equity:
Deposits:
  Savings and other                           $      101,742             9.09%                -           101,742               -
  Money market                                       115,570            10.32           115,570                 -               -
  Certificates of deposit                            335,457            29.95           275,487            59,970               -
  Demand deposits                                     88,995             7.95                 -                 -          88,995
Borrowings:
  FHLB advances                                      342,745            30.61           240,000            72,745          30,000
  Federal funds purchased                             34,000             3.04            34,000                 -               -
  Other borrowings                                       240             0.02               240                 -               -
                                              --------------     ------------    --------------     -------------     -----------
   Total rate sensitive liabilities                1,018,749            90.98           665,297           234,457         118,995
Other liabilities                                      7,013             0.63
Stockholders' equity                                  93,931             8.39
                                              --------------     ------------
Total liabilities and equity                  $    1,119,693           100.00%
                                              ==============     ============
Period repricing difference (gap)                                                $     (333,788)    $      75,873     $   294,139
                                                                                 ==============     =============     ===========
Cumulative repricing difference                                                  $     (333,788)    $    (257,915)    $    36,224
Cumulative repricing difference to total assets                                          (29.81)%          (23.03)%          3.24%

At December 31, 1999, the Company was liability sensitive as measured by a negative cumulative one year gap of $333.79 million, or 29.8% of total assets. As a result according to the gap analysis, the Company's net interest income could be adversely affected by a sudden increase in interest rates.

Based upon various earnings simulations, which include 100 basis point to 200 basis point increases and decreases in interest rates, management projected the effect on 2000 and 1999 net interest income as follows:

                                           Effect on 2000 net interest income as      Effect on 1999 net interest income as
                                              projected on December 31, 1999             projected on December 31, 1998
                                           --------------------------------------     --------------------------------------
                                               Shock                  Ramp                Shock                   Ramp
(in thousands)                              Scenario (a)           Scenario (b)         Scenario (a)           Scenario (b)
                                           ---------------         --------------     ----------------        --------------
200 basis point increase in rates (c)      $    (3,979)            $   (1,905)        $     984               $     306
100 basis point increase in rates (d)           (1,921)                (1,010)              519                     156
100 basis point decrease in rates (d)              937                    801              (450)                   (144)
200 basis point decrease in rates (c)            1,581                  1,323              (553)                   (270)

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

Management believes some of the potential effects of the Company's interest rate risk will be mitigated as essentially all of the Company's deposit base is composed of local retail deposit accounts which tend to be somewhat less sensitive to moderate interest fluctuations than other funding sources and, therefore, provide a reasonably stable and cost-effective source of funds. Managing these core deposits is a significant factor in determining the Company's ability to maintain its net interest margin in a changing interest rate environment. The entry of additional competitors into the Company's market area may create additional competitive pressures on the Company to raise rates on its deposit accounts, which may negatively affect the Company's net interest margin. The Bank has become more asset sensitive during 1999 as compared to 1998 due to the shortening of maturities of FHLB borrowings. The Company structures its borrowing, loan and securities portfolio to provide for portfolio repricing consistent with its interest rate risk objectives.

Capital Resources

At December 31, 1999, stockholders' equity totaled $93.93 million, representing a 1.5% decrease over the $95.37 million in capital at December 31, 1998. At December 31, 1999, the Company's Tier 1 leverage capital ratio was 8.75% and its total risk-based capital ratio was 14.82%. At December 31, 1998, the Company's Tier 1 leverage capital ratio was 9.63% and its total risk-based capital ratio was 15.75%. The Company was classified as "well capitalized" at December 31, 1999 and December 31, 1998. The Bank believes its current capital is adequate to support operations and anticipated future growth.

During the first quarter of 1999, the Company announced its adoption of a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/ or open market purchases. On February 23, 1999, the program was completed. As a result of this program and tendered stock options, the Company has 262,394 shares of treasury cost totaling $8.56 million at December 31, 1999.

Impact of Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

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

As amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement 133", SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. The adoption of SFAS 133 is not expected to have a material impact for the Company.

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

Tax Legislation

The State of Connecticut enacted tax law changes in May 1998, allowing for the formation of Passive Investment Companies by financial institutions. This legislation exempts Passive Investment Companies from state income taxation in Connecticut, as well as exempting from taxation the dividends paid from a Passive Investment Company to a related financial institution. The law permits the Bank to contribute certain mortgage assets to its Passive Investment Company so as to achieve the tax benefits. The Bank qualifies as a financial institution under the new statute and formed MMC, as a Passive Investment Company, in 1998. The legislation was effective for tax years beginning on or after January 1, 1999. The formation of MMC reduced the Company's state income tax expense in 1999. A deferred tax charge of $1.19 million was taken in the fourth quarter of 1998 in connection with the formation of MMC.

Other Risks and Uncertainties

The Company's financial performance is influenced significantly by interest rate movements. The Company has traditionally been able to retain its core depositors despite offering lower rates on deposits than some savings institutions in surrounding markets. However, in recent years, the Company has had to offer more competitive rates to retain core deposits, some of which have moved into higher cost time deposit accounts. In addition, the entry of additional competitors into the Company's market area may create additional competitive pressures on the Company to raise rates on its deposit accounts or accept lower yields on its loan products, which may negatively affect the Company's net interest margin in the future. Management believes it is likely that interest rate spreads will continue to narrow in the near future. The Company attempts to manage this interest rate risk by monitoring interest rate movements, making investments, and adjusting its deposit and asset pricing accordingly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Asset/Liability Management and Interest Rate Sensitivity."

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

Results of Operations

For the year ended December 31, 1999 compared to the year ended December 31,
1998

For the year ended December 31, 1999, the Company reported net income of $14.46 million or $2.78 per diluted share compared to $8.70 million or $1.63 per diluted share for the same period in 1998. Net interest income increased 13.1% or $4.17 million from 1998 to 1999. During the first quarter of 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices to New Boston Limited Partnership, an independent third party. The subsidiary received proceeds of $15.70 million and recognized a $2.15 million gain on the sale. During 1998, the Company recorded an additional $1.19 million in net tax expense due to the tax implications of the January 1, 1999 funding of Mechanics Mortgage Company, a passive investment company.

Net Interest Income

Net interest income totaled a record $35.95 million for the year ended December 31, 1999 compared to $31.78 million for the same period in 1998, representing a $4.17 million or 13.1% increase. The increase was primarily a result of a $148.59 million or 16.9% increase in average interest-earning assets. Average net loans increased $103.67 million due mainly to increased one- to four-family and commercial mortgages and consumer loans as a result of increased origination activity in excess of prepayments and amortization during 1999. Average investment securities increased $54.76 million primarily due to increased investments in mortgage-backed securities. Funding the increases in interest-earning assets, average balances of other borrowings increased $136.28 million. The net interest margin decreased from 3.61% for the year ended December 31, 1998 to 3.49% for the same period in 1999. The decrease was mainly due to a decrease in the average yields on loans and to increased use of other borrowings.

The following table sets forth certain information relating to the Company's average interest-earning assets, interest-bearing liabilities and net interest income for the years ended December 31, 1999 and 1998. Non-accrual loans have been included in the appropriate average balance loan category but unpaid interest on non-accrual loans has not been included for purposes of determining interest income. For investment securities, the yield calculations are based on the average amortized cost. Included in loan interest income is $1.38 million and $837,000 of amortization of net deferred costs for the years ended December 31, 1999 and 1998, respectively.

                                             Average Balances                Income / Expense                    Yield
                                      ------------------------------   -----------------------------  ----------------------------
(in thousands)                            1999             1998            1999            1998          1999            1998
                                      --------------   -------------   -------------    -----------   ------------    ------------
Loans, net                            $     698,663    $    594,997    $     52,875     $    47,758          7.57 %          8.03%
Investment securities                       326,398         271,637          20,664          17,192          6.33            6.33
Short-term investments                        4,315          14,154             212             756          4.91            5.34
                                      -------------    ------------    ------------     -----------
  Total interest-earning assets           1,029,376         880,788          73,751          65,706          7.16            7.46
Other assets                                 52,526          67,853
                                      -------------    ------------
  Total assets                        $   1,081,902    $    948,641
                                      =============    ============

Money market checking                 $      48,606    $     37,653             763             435          1.57            1.16
Money market savings                         62,850          56,117           1,626           1,409          2.59            2.51
Savings and other                           110,794         110,364           1,671           1,671          1.51            1.51
Certificates of deposit                     374,510         406,305          17,571          20,684          4.69            5.09
                                      -------------    ------------    ------------     -----------
    Total interest-bearing deposits         596,760         610,439          21,631          24,199          3.62            3.96
Federal funds purchased                       1,423               -              86               -          6.04             n/a
Other borrowings                            303,172         166,894          16,083           9,729          5.30            5.83
                                      -------------    ------------    ------------     -----------
  Total interest-bearing funds              901,355         777,333          37,800          33,928          4.19            4.36

Demand deposits                              82,967          74,111
Other liabilities                             6,083           4,686
Stockholders' equity                         91,497          92,511
                                      -------------    ------------
  Total liabilities and equity        $   1,081,902    $    948,641
                                      =============    ============

Net interest income                                                    $     35,951     $    31,778
                                                                       ============     ===========
Spread on interest-bearing funds                                                                             2.97 %          3.10%
Net interest margin                                                                                          3.49 %          3.61%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated.

                                                  Years ended December 31, 1999 versus 1998
                                                          Change in interest due to
                                      -------------------------------------------------------------------

(in thousands)                           Volume             Rate             Vol/Rate           Net
                                      --------------    -------------     --------------   --------------
Loans, net                            $       8,321     $     (2,728)     $        (476)   $       5,117
Investment securities                         3,466                5                  1            3,472
Short-term investments                         (526)             (61)                43             (544)
                                      -------------     ------------      -------------    -------------
  Total                                      11,261           (2,784)              (432)           8,045
                                      -------------     ------------      -------------    -------------

Money market checking                           127              156                 45              328
Money market savings                            169               43                  5              217
Savings and other                                 7               (6)                (1)               -
Certificates of deposit                      (1,619)          (1,621)               127           (3,113)
Federal funds purchased                          86                -                  -               86
Other borrowings                              7,944             (875)              (715)           6,354
                                      -------------     ------------      -------------    -------------
  Total                                       6,714           (2,303)              (539)           3,872
                                      -------------     ------------      -------------    -------------

Net change to interest income         $       4,547     $       (481)      $        107    $       4,173
                                      =============     ============      =============    =============


Interest Income

Interest income increased $8.05 million or 12.2% due primarily to increased average volume of net loans and investment securities of $103.67 million and $54.76 million, respectively, for the year ended December 31, 1999. Partially offsetting these increases, overall average yields decreased 30 basis points from 7.46% for the year ended December 31, 1998 to 7.16% for the year ended December 31, 1999. The decrease was mainly a result of a 46 basis point decrease in the average yield on loans.

Interest Expense

Interest expense increased $3.87 million or 11.4% for the year ended December 31, 1999 as compared to the same period in 1998. The increase was primarily due to an increase in average volume of borrowings. Overall, the average cost of funds decreased from 4.36% for the year ended December 31, 1998 to 4.19% for the year ended December 31, 1999. This decrease was mainly due lower overall rates on both borrowings and deposits.

Provision and Allowance For Loan Losses

The Company determines its allowance and provision for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews and credit risk ratings, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and rapidly changing. The review of the loan portfolio is a continuing process in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment, based upon an analysis of the above factors and considering recent charge-offs and delinquency activity, the allowance for loan losses at December 31, 1999 is adequate. Should the economic climate deteriorate, borrowers could experience difficulty in repaying their obligations, and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The provision for loan losses decreased from $600,000 for the year ended December 31, 1998 to $-0- for the same period in 1999. At December 31, 1999, the allowance for loan losses represents 554.0% of non-performing and restructured loans compared to 339.2% at December 31, 1998.

The following table shows the activity in the Company's allowance for loan losses for the three years ended December 31.

(in thousands)                                        1999           1998           1997
                                                  -------------   -----------   ------------
Balance, beginning of year                        $     12,301    $   14,031    $     7,983
Provision for loan losses                                    -           600          9,100
Charge-offs                                             (1,971)       (2,846)        (4,012)
Recoveries                                                 705           516            960
                                                  ------------    ----------    -----------
Balance, end of year                              $     11,035    $   12,301    $    14,031
                                                  ============    ==========    ===========

Ratio of allowance for loan losses:
    To non-performing loans                             553.97%       417.12%        495.80%
    To total gross loans                                  1.47%         1.85%          2.40%

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

Other Income

The Company recorded $10.01 million in other income for the year ended December 31, 1999 compared to $8.28 million for the same period in 1998, representing a 21.0% increase. The following table shows the components of other income for the years ended December 31, 1999 and 1998.


(in thousands)                                                                                   $              %
                                                                    1999          1998         Change        Change
                                                                -----------   -----------    ----------    ------------
Service charges on deposit accounts                             $    2,837    $     2,621    $      216           8.24%
Investment brokerage services commissions                            2,668          2,412           256          10.61
Gain on sale of headquarters building owned by
  the Real Estate Partnership                                        2,148              -         2,148            n/a
Appreciation of cash surrender value life insurance                    939            929            10           1.08
Loan servicing and other fees                                          552            630           (78)        (12.38)
Net gain on sales of loans                                              44             59           (15)        (25.42)
Income from investment in Real Estate Partnership                       13            606          (593)        (97.85)
Net gain (loss) on calls / sales of investment securities                5            (16)           21        (131.25)
Other                                                                  805          1,035          (230)        (22.22)
                                                                ----------    -----------    ----------
  Total other income                                            $   10,011    $     8,276    $    1,735          20.96%
                                                                ==========    ===========    ==========    ===========

Service charges increased mainly due to higher overdraft fees. Investment brokerage services commissions increased mainly due to higher investment advisory fees which was partially offset by lower variable annuity commissions. During 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices to New Boston Limited Partnership, an independent third party. The subsidiary recognized a $2.15 million gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease. Loan servicing and other fees decreased due mainly to lower servicing fees and prepayment penalties. During 1999, the Company reported a $5,000 gross gain on a call of a debt security. During 1998, the Company reported gross losses of $20,000 on the sale of equity securities and gross gains of $4,000 on the sale of mortgage-backed securities. Other income decreased mainly due to the elimination of ground rent from 100 Pearl Street.

Other Expenses

Other expenses totaled $23.96 million for the year ended December 31, 1999, compared to $23.10 million for the same period in 1998, representing a 3.8% increase. The following table shows the components of other expenses for the years ended December 31, 1999 and 1998.

(in thousands)                                                                             $               %
                                                           1999           1998           Change          Change
                                                       ------------    ------------    -----------     -----------
Salaries, commissions and employee benefits            $    13,831     $    12,211     $    1,620           13.27 %
Occupancy                                                    3,065           3,238           (173)          (5.34)
Data processing                                              1,226           1,194             32            2.68
Furniture and equipment                                        949           1,012            (63)          (6.23)
Advertising                                                    791             840            (49)          (5.83)
Legal and accounting                                           653             708            (55)          (7.77)
Communications                                                 506             519            (13)          (2.50)
Operation of foreclosed real estate owned                      222             372           (150)         (40.32)
Amortization of goodwill                                       117              58             59          101.72
Write-downs and net losses on sale
   of foreclosed real estate owned                               -              85            (85)        (100.00)
Other                                                        2,604           2,859           (255)          (8.92)
                                                       -----------     -----------     ----------
               Total other expenses                    $    23,964     $    23,096     $      868            3.76 %
                                                       ===========     ===========     ==========      ===========

Salaries, commissions and benefits were higher due mainly to higher overall salary expense, commissions and increased costs for the Company's ESOP. Occupancy decreased due mainly to lower rent expense at 100 Pearl Street which was partially offset by a full year of rental expense for the two branches purchased in July 1998. Operation of foreclosed real estate owned decreased mainly due to lower volumes of foreclosed properties. Other expenses decreased mainly due to lower appraisal and consulting expenses.

Income Taxes

The Company recognized income tax expense of $7.10 million for the year ended December 31, 1999 compared to $7.42 million for the year ended December 31, 1998. During 1998, the Company recorded $1.19 million in net tax expense due to the tax implications of the January 1, 1999 creation of MMC, a passive investment company. Income of this passive investment company subsidiary and its dividends to the parent are exempt from the Connecticut Corporation Business Tax. Due to the creation of the passive investment company, the Company no longer expects to recognize its previously recorded state deferred tax asset. Without that expense, the Company's effective tax rate was 38.1% in 1998. The 1999 effective tax rate of 32.3% reflects reduction in state income tax expense as a result of the creation of MMC.

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

Net Interest Income

Net interest income totaled $31.78 million for the year ended December 31, 1998 compared to $29.26 million for the same period in 1997, representing a $2.52 million or 8.6% increase. The increase was primarily a result of a $130.76 million or 17.4% increase in average interest-earning assets. Average investment securities increased $62.59 million primarily due to increased investments in mortgage-backed securities and mutual funds. Average net loans increased $62.27 million due mainly to increased one- to four-family and commercial mortgages and consumer loans as a result of increased origination activity in excess of prepayments and amortization during 1998. Funding the increases in interest-earning assets, average balances of borrowings and certificates of deposit increased $99.72 million and $27.30 million, respectively. The net interest margin decreased from 3.90% for the year ended December 31, 1997 to 3.61% for the same period in 1998. The decrease was mainly due to a decrease in the average yields on loans and to the changed composition of interest-bearing liabilities which resulted in a higher overall average cost of funds by 10 basis points.

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

                                               Average Balance           Income / Expense              Yield
                                             ---------------------     ---------------------    --------------------
(in thousands)                                 1998        1997          1998        1997        1998        1997
                                             ---------   ---------     ---------   ---------    --------   ---------
Loans, net                                   $ 594,997   $ 532,726     $  47,758    $ 43,799        8.03%       8.22%
Investment securities                          271,637     209,044        17,192      13,067        6.33        6.25
Short-term investments                          14,154       8,261           756         449        5.34        5.44
                                             ---------   ---------     ---------   ---------
  Total interest-earning assets                880,788     750,031        65,706      57,315        7.46        7.64
                                                                       ---------   ---------
Other assets                                    67,853      59,978
                                             ---------   ---------
  Total assets                               $ 948,641   $ 810,009
                                             =========   =========

Money market checking                        $  37,653   $  34,306           435         408        1.16        1.19
Money market savings                            56,117      57,066         1,409       1,334        2.51        2.34
Savings and other                              110,364     117,242         1,671       2,247        1.51        1.92
Certificates of deposit                        406,305     379,006        20,684      19,854        5.09        5.24
                                             ---------   ---------     ---------   ---------
    Total deposits                             610,439     587,620        24,199      23,843        3.96        4.06
Securities sold under
 agreements to repurchase                            -       4,468             -         243         n/a        5.44
Other borrowings                               166,894      67,177         9,729       3,967        5.83        5.91
                                             ---------   ---------     ---------   ---------
  Total interest-bearing liabilities           777,333     659,265        33,928      28,053        4.36        4.26
                                                                       ---------   ---------

Demand deposits                                 74,111      64,921
Other liabilities                                4,686       4,039
Stockholders' equity                            92,511      81,784
                                             ---------   ---------
  Total liabilities and equity               $ 948,641   $ 810,009
                                             =========   =========

Net interest income                                                    $  31,778    $ 29,262
                                                                       =========   =========
Spread on interest-bearing funds                                                                    3.10 %      3.38%
Net interest margin                                                                                 3.61 %      3.90%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated.

                                     Years ended December 31, 1998 versus 1997
                                             Change in interest due to
                                   ----------------------------------------------

(in thousands)                      Volume       Rate         Vol/Rate     Net
                                   ---------   ---------     ---------  ---------
Loans, net                          $ 5,120    $ (1,039)       $ (122)    $ 3,959
Investment securities                 3,913         163            49       4,125
Short-term investments                  320          (8)           (5)        307
                                   ---------   ---------     ---------   ---------
  Total                               9,353        (884)          (78)      8,391
                                   ---------   ---------     ---------   ---------

Money market checking                    40         (12)           (1)         27
Money market savings                    (22)         99            (2)         75
Savings and other                      (132)       (472)           28        (576)
Certificates of deposit               1,430        (560)          (40)        830
Securities sold under
  agreements to repurchase             (243)          -             -        (243)
Other borrowings                      5,889         (51)          (76)      5,762
                                   ---------   ---------     ---------   ---------
  Total                               6,962        (996)          (91)      5,875
                                   ---------   ---------     ---------   ---------

Net change to interest income       $ 2,391    $    112        $   13     $ 2,516
                                   =========   =========     =========   =========

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

Provision and Allowance For Loan Losses

The provision for loan losses decreased from $9.10 million for the year ended December 31, 1997 to $600,000 for the same period in 1998. At December 31, 1998, the allowance for loan losses represents 339.2% of non-performing and restructured loans compared to 351.7% at December 31, 1997. During 1997 with intense competition in a continued sluggish Central Connecticut economy, management believed increasing the allowance for loan losses and the reserve coverage ratios while maintaining high credit quality were prudent strategies to implement.

Other Income

The Company recorded $8.28 million in other income for the year ended December 31, 1998 compared to $8.10 million for the same period in 1997, representing a 2.1% increase. The following table shows the components of other income for the years ended December 31, 1998 and 1997.

                                                                                                 $              %
(in thousands)                                                    1998           1997          Change         Change
                                                               -----------    -----------   ------------   ------------
     Service charges on deposit accounts                          $ 2,621        $ 2,246          $ 375          16.70 %
     Investment brokerage services commissions                      2,412          2,927           (515)        (17.59)
     Appreciation of cash surrender value life insurance              929            421            508         120.67
     Loan servicing and other fees                                    630            600             30           5.00
     Income from investment in Real Estate Partnership                606            579             27           4.66
     Net (loss) gain on sales of investment securities                (16)           209           (225)       (107.66)
     Other                                                          1,094          1,122            (28)         (2.50)
                                                               -----------    -----------   ------------
          Total other income                                      $ 8,276        $ 8,104          $ 172           2.12 %
                                                               ===========    ===========   ============   ============

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

Other Expenses

Other expenses totaled $23.10 million for the year ended December 31, 1998, compared to $23.00 million for the same period in 1997. The following table shows the components of other expenses for the years ended December 31, 1998 and 1997.

                                                                                      $              %
(in thousands)                                         1998           1997         Change         Change
                                                    -----------    -----------   ------------   ------------
Salaries, commissions and employee benefits            $12,211        $12,104          $ 107           0.88 %
Occupancy                                                3,238          3,196             42           1.31
Data processing                                          1,194          1,083            111          10.25
Furniture and equipment                                  1,012            953             59           6.19
Advertising                                                840            835              5           0.60
Legal and accounting                                       708            880           (172)        (19.55)
Communications                                             519            502             17           3.39
Operation of foreclosed real estate owned                  372            425            (53)        (12.47)
Write-downs and net losses on sale
     of foreclosed real estate owned                        85            121            (36)        (29.75)
FDIC insurance                                              81            270           (189)        (70.00)
Amortization of goodwill                                    58              -             58            n/a
Other                                                    2,778          2,629            149           5.67
                                                    -----------    -----------   ------------
     Total other expenses                              $23,096        $22,998          $  98           0.43 %
                                                    ===========    ===========   ============   ============

Salaries, commissions and benefits were higher due mainly to increased costs for the Company's ESOP. Data processing increased mainly due to the purchase of the two branches from Chase Manhattan Bank and Year 2000 costs. Legal and accounting fees were lower mainly due to reduced legal expenses in the commercial loan work-out area. Due to the Company's improved capital position and classification, FDIC insurance premiums were lower. The 1998 expense for goodwill relates to the purchase of the two branches. During 1998, the Company recorded $818,000 of goodwill which is being amortized over seven years. Other expenses increased mainly due to higher collections, title search and recording expenses and a higher mark to market on the Company's held for sale loan portfolio.

Income Taxes

The Company recognized income tax expense of $7.42 million for the year ended December 31, 1998 compared to an income tax benefit of $7.81 million for the year ended December 31, 1997. Both years results include one time tax events. During 1998, the Company recorded $1.19 million in net tax expense due to the tax implications of the January 1, 1999 creation of MMC, a passive investment company. Income of this passive investment company subsidiary and its dividends to the parent are exempt from the Connecticut Corporation Business Tax. Due to the creation of the passive investment company, the Company no longer expects to recognize its previously recorded state deferred tax asset.

During 1997, the Company recorded a tax benefit of $10.33 million and fully reversed its valuation allowance on its net deferred tax assets. Based on three consecutive prior quarters of income and projections for the second half of 1997 and for 1998 that indicated continued profitability, the Company determined that it was more likely than not that it would realize its net deferred tax assets.

Item 8.  Financial Statements and Supplemental Data

Consolidated Statements of Condition
December 31, 1999 and 1998

(dollars in thousands)                                                       1999             1998
                                                                        --------------    -------------
                            ASSETS

Cash and due from banks:
       Non-interest-bearing deposits and cash                            $     29,440      $    20,567
       Short-term investments                                                     760            1,420
                                                                        --------------    -------------
            Cash and cash equivalents                                          30,200           21,987

Investments:
       Available-for-sale, at market value                                    226,027          205,711
       Held-to-maturity (market value at December 31, 1999 - $65,949;          68,719           80,306
                                    at December 31, 1998 - $80,873)
Federal Home Loan Bank stock, at cost                                          17,745           10,487
Loans, net                                                                    741,722          651,858
Bank premises and equipment                                                     3,880            4,633
Investment in Real Estate Partnership                                               -           13,541
Accrued interest receivable                                                     5,571            4,957
Foreclosed real estate owned                                                      298              902
Cash surrender value life insurance                                            17,694           16,873
Goodwill                                                                          643              759
Other assets                                                                    7,194            7,355
                                                                        --------------    -------------
                                                                         $  1,119,693      $ 1,019,369
                                                                        ==============    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
       Deposits                                                          $    641,764      $   706,195
       Federal funds purchased                                                 34,000                -
       Other borrowings                                                       342,985          210,225
       Mortgage escrow                                                          1,792            1,652
       Other liabilities                                                        5,221            5,929
                                                                        --------------    -------------
            Total liabilities                                               1,025,762          924,001
                                                                        --------------    -------------

Commitments and contingencies (Notes 14 and 16)

Stockholders' Equity:
       Preferred stock - par value $.01; 1,000,000 shares
            authorized, none issued                                                 -                -
       Common stock - par value $.01; 15,000,000 shares
            authorized; 5,331,763 issued at December 31, 1999 and
            5,297,932 issued at December 31, 1998                                  53               53
       Additional paid in capital                                              52,676           51,430
       Retained earnings                                                       54,847           44,205
       Accumulated other comprehensive income (loss)                           (4,850)             160
       Less:  Treasury stock, at cost, 262,394 at December 31, 1999,
            none at December 31, 1998                                          (8,555)               -
       Less: Unallocated ESOP shares (24,000 at December 31, 1999
            and 48,000 shares at December 31, 1998)                              (240)            (480)
                                                                        --------------    -------------
            Total stockholders' equity                                         93,931           95,368
                                                                        --------------    -------------
                                                                         $  1,119,693      $ 1,019,369
                                                                        ==============    =============

  The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Operations
For the years ended December 31, 1999, 1998 and 1997

(in thousands except for earnings per share)
                                                                        1999        1998       1997
                                                                      --------    --------   --------
Interest income:
    Interest and fees on loans                                        $ 52,875    $ 47,758   $ 43,799

    Interest and dividends on investment securities:
       Interest on debt securities                                      18,516      15,267     12,403
       Dividends on equity securities                                    1,157         737        320
                                                                      --------    --------   --------
                                                                        19,673      16,004     12,723
    Other interest income                                                1,203       1,944        793
                                                                      --------    --------   --------
       Total interest income                                            73,751      65,706     57,315
                                                                      --------    --------   --------
Interest expense:
    Interest on deposits:
       Savings deposits                                                  3,214       3,000      3,503
       Time deposits                                                    18,417      21,199     20,340
                                                                      --------    --------   --------
       Total interest on deposits                                       21,631      24,199     23,843

    Interest on securities sold under agreements to repurchase               -           -        243
    Interest on federal funds purchased                                     86           -          -
    Interest on other borrowings                                        16,083       9,729      3,967
                                                                      --------    --------   --------
       Total interest expense                                           37,800      33,928     28,053
                                                                      --------    --------   --------
       Net interest income                                              35,951      31,778     29,262
Provision for loan losses                                                    -         600      9,100
                                                                      --------    --------   --------
Net interest income after provision for loan losses                     35,951      31,178     20,162
                                                                      --------    --------   --------
Other income:
    Service charges on deposit accounts                                  2,837       2,621      2,246
    Investment brokerage services commissions                            2,668       2,412      2,927
    Gain on sale of headquarters building owned by
         the Real Estate Partnership                                     2,148           -          -
    Appreciation of cash surrender value life insurance                    939         929        421
    Loan servicing and other fees                                          552         630        600
    Net gain on sales of loans                                              44          59         52
    Income from investment in Real Estate Partnership                       13         606        579
    Net gain (loss) on calls / sales of investment securities                5         (16)       209
    Other                                                                  805       1,035      1,070
                                                                      --------    --------   --------
       Total other income                                               10,011       8,276      8,104
                                                                      --------    --------   --------
Other expenses:
    Salaries, commissions and employee benefits                         13,831      12,211     12,104
    Occupancy                                                            3,065       3,238      3,196
    Data processing                                                      1,226       1,194      1,083
    Furniture and equipment                                                949       1,012        953
    Advertising                                                            791         840        835
    Legal and accounting                                                   653         708        880
    Communications                                                         506         519        502
    Operation of foreclosed real estate owned                              222         372        425
    Amortization of goodwill                                               117          58          -
    Write-downs and net losses on sale
         of foreclosed real estate owned                                     -          85        121
    Other                                                                2,604       2,859      2,899
                                                                      --------    --------   --------
       Total other expenses                                             23,964      23,096     22,998
                                                                      --------    --------   --------
    Income before income taxes and extraordinary item                   21,998      16,358      5,268
Income tax expense (benefit):
    Current                                                              3,087       3,088      1,602
    Deferred                                                             4,014       4,331     (9,410)
                                                                      --------    --------   --------
       Income tax expense (benefit)                                      7,101       7,419     (7,808)
                                                                      --------    --------   --------
    Income before extraordinary item                                    14,897       8,939     13,076
       Extraordinary item, early extinguishment of
          borrowings, net of tax                                          (435)       (243)         -
                                                                      --------    --------   --------
    Net income                                                        $ 14,462    $  8,696   $ 13,076
                                                                      ========    ========   ========

Earnings per share:
     Basic:
       Income before extraordinary item                               $   2.97    $   1.71   $   2.52
       Extraordinary item                                             $  (0.09)   $  (0.05)  $      -
       Net income                                                     $   2.88    $   1.66   $   2.52

     Diluted:
       Income before extraordinary item                               $   2.86    $   1.68   $   2.49
       Extraordinary item                                             $  (0.08)   $  (0.05)  $      -
       Net income                                                     $   2.78    $   1.63   $   2.49

Weighted average shares outstanding:
     Basic                                                               5,021       5,223      5,195
     Diluted                                                             5,199       5,332      5,242

  The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 1999, 1998 and 1997

                                                                                  Accumulated
                                                         Additional                 Other                  Unallocated
                                               Common    Paid in      Retained   Comprehensive  Treasury      ESOP
(in thousands)                                  Stock    Capital      Earnings   Income (Loss)   Stock       Shares         Total
                                              --------  ------------ ---------- --------------- ---------- ------------  ---------
Balance at December 31, 1996                   $    53   $   50,611   $  24,815  $        321    $       -  $      (960)  $ 74,840
Comprehensive income:
   1997 net income                                   -            -      13,076             -            -            -     13,076
   Net unrealized gains (losses) on securities,
     net of reclassification adjustment              -            -           -            77            -            -         77
                                                                                                                          --------
Comprehensive income                                                                                                        13,153
                                                                                                                          --------
Exercise of stock options                            -           58           -             -            -            -         58
Allocation of ESOP shares                            -          258           -             -            -          240        498
                                              --------  -----------  ---------- -------------   ---------- ------------  ---------
Balance at December 31, 1997                        53       50,927      37,891           398            -         (720)    88,549
Comprehensive income:
   1998 net income                                   -            -       8,696            -             -            -      8,696
   Net unrealized gains (losses) on securities,
     net of reclassification adjustment              -            -           -         (238)            -            -       (238)
                                                                                                                         ---------
Comprehensive income                                                                                                         8,458
                                                                                                                         ---------
Dividends paid ($0.45 per share)                     -            -      (2,382)           -             -            -     (2,382)
Exercise of stock options                            -           81           -            -             -            -         81
Allocation of ESOP shares                            -          422           -            -             -          240        662
                                              --------  -----------  ---------- ------------    ---------- ------------  ---------
Balance at December 31, 1998                        53       51,430      44,205          160             -         (480)    95,368
Comprehensive income:
   1999 net income                                   -            -      14,462            -             -            -     14,462
   Net unrealized gains (losses) on securities,
     net of reclassification adjustment              -            -           -       (5,010)            -            -     (5,010)
                                                                                                                         ---------
Comprehensive income                                                                                                         9,452
                                                                                                                         ---------
Treasury stock purchased (262,394 shares)            -            -           -            -        (8,555)           -     (8,555)
Dividends paid ($0.75 per share)                     -            -      (3,820)           -             -            -     (3,820)
Exercise of stock options                            -          667           -            -             -            -        667
Allocation of ESOP shares                            -          579           -            -             -          240        819
                                              --------  -----------  ---------- ------------    ---------- ------------  ---------
Balance at December 31, 1999                  $     53  $    52,676  $   54,847 $     (4,850)   $   (8,555)$       (240) $  93,931
                                              ========  ===========  ========== ============    ========== ============  =========





                      The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows
For the years ended December 31, 1999, 1998 and 1997


(in thousands)                                                                   1999               1998                1997
                                                                         ------------------- ------------------ ------------------
Cash flows from operating activities:
    Net income                                                                    $ 14,462            $ 8,696            $ 13,076
                                                                         -----------------  -----------------  ------------------
    Adjustments to reconcile net income to
      cash provided by operating activities:
              Provision for loan losses                                                  -                600               9,100
              Depreciation and amortization                                            964                987                 944
              Amortization of investment security premiums/discounts, net              (14)                79                 186
              Deferred loan costs, net of amortization                                (532)            (1,017)               (681)
              Net gain on sale of loans                                                (44)               (59)                (52)
              Proceeds from loan sales                                               3,694             15,285               7,987
              Originations of loans held for sale                                   (3,657)           (14,892)             (9,769)
              Loss on retirement of bank premises and equipment                          1                  5                   -
              Decrease (increase) in deferred tax assets                             4,014              4,331              (9,410)
              Realized losses on available-for-sale securities                           -                 20                  92
              Realized gains on available-for-sale securities                           (5)                (4)               (301)
              (Increase) decrease in interest and dividend receivables                (614)              (610)                121
              Income from investment in Real Estate Partnership                        (13)              (606)               (579)
              Gain on sale of Real Estate Partnership                               (2,148)                 -                   -
              Writedowns and net losses on sale of foreclosed real estate owned          -                 85                 121
              Increase in cash surrender value life insurance                         (821)              (820)            (16,053)
              Increase in other assets                                              (1,578)              (712)               (527)
              (Decrease) increase in other liabilities                                (708)               779               2,723
              Allocation of Employee Stock Ownership Plan shares                       819                662                 498
                                                                         -----------------   ----------------   -----------------

                        Total adjustments                                             (642)             4,113             (15,600)
                                                                         -----------------   ----------------   ------------------
Net cash provided by (used in) operating activities                                 13,820             12,809              (2,524)
                                                                         -----------------   ----------------   ------------------

Cash flows from investing activities:
    Proceeds from sale of available-for-sale securities                                  -              43,151              41,675
    Proceeds from principal payments on available-for-sale securities               67,398              78,209              37,445
    Proceeds from principal payments on held-to-maturity securities                 20,132              31,931               3,982
    Proceeds from maturities and calls of available-for-sale securities              3,250              22,847              19,513
    Proceeds from maturities and calls of held-to-maturity securities                6,000              27,598               5,820
    Purchases of available-for-sale securities                                     (98,222)           (198,395)           (103,458)
    Purchases of held-to-maturity securities                                       (14,439)            (64,471)            (41,741)
    Purchases of Federal Home Loan Bank stock                                       (7,258)             (4,037)             (2,161)
    Net originations and purchases of loans                                        (90,205)            (79,977)            (88,134)
    Proceeds from sale of Real Estate Partnership                                   15,702                   -                   -
    Decrease in investment in Real Estate Partnership                                    -               1,550               1,295
    Proceeds from sale of foreclosed real estate owned                               1,486               1,451               2,248
    Purchases of bank premises and equipment                                          (212)               (802)               (254)
                                                                         -----------------   -----------------  ------------------
Net cash used in investing activities                                              (96,368)           (140,945)           (123,770)
                                                                         ------------------  -----------------  ------------------

Cash flows from financing activities:
    Net increase (decrease) in demand deposits, money market and
      savings accounts                                                               8,563              28,613             (11,174)
    Net (decrease) increase in certificates of deposit                             (72,994)             10,018              23,695
    Net increase (decrease) in mortgage escrow                                         140                 264              (1,027)
    Increase in FHLB borrowings                                                  1,416,008             247,747             368,188
    Repayments of FHLB borrowings                                               (1,283,008)           (167,002)           (250,188)
    Repayment of financing of Employee Stock Ownership Plan                           (240)               (240)               (240)
    Increase in federal funds purchased                                            215,500                   -                   -
    Repayment of federal funds purchased                                          (181,500)                  -                   -
    Issuance of common stock                                                           667                  81                  58
    Dividends paid                                                                  (3,820)             (2,382)                  -
    Purchases of treasury stock                                                     (8,555)                  -                   -
                                                                         -----------------   -----------------  ------------------
Net cash provided by financing activities                                           90,761             117,099             129,312
                                                                         -----------------   -----------------  ------------------

Net increase (decrease) in cash and cash equivalents                                 8,213             (11,037)              3,018
                                                                         -----------------   -----------------  ------------------

Cash and cash equivalents at beginning of period                                    21,987              33,024              30,006
                                                                         -----------------   -----------------  ------------------

Cash and cash equivalents at end of period                                        $ 30,200             $21,987            $ 33,024
                                                                         =================   =================  ==================

  The accompanying notes are an integral part of these consolidated financial statements

For the years ended December 31, 1999, 1998 and 1997

(in thousands)                                                               1999                 1998                   1997
                                                                     -------------------  --------------------  --------------------
Noncash investing and financing activities
    Change in net unrealized gain (loss) on securities available-for-sale   $     (7,240)         $       (599)      $          (36)
    Change in net unrealized gain (loss) on securities held-to-maturity               70                   180                   74
    Transfer of loans to foreclosed real estate owned                              1,039                 1,283                3,042
Supplemental disclosures of cash flow information
    Income taxes paid                                                              4,853                 3,492                  641
    Income tax refunds received                                                       36                    40                   54
    Interest paid                                                                 37,189                33,623               27,471

  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies:

Business

On November 25, 1997, the shareholders of Mechanics Savings Bank (the "Bank") approved the formation of a holding company, MECH Financial, Inc. ("MECH" or the "Company"). MECH Financial, Inc. provides additional corporate structuring opportunities and powers to respond to changing and expanding needs of the Bank's customers and to the competitive conditions in the financial services industry. The Board of Directors believed the formation of MECH Financial, Inc. would enhance the Bank's competitive position and result in greater long-term shareholder value. The new structure became effective January 1, 1998, as approved by the appropriate regulatory agencies. Shares of common stock of the Bank were automatically converted into shares of the Company on a one-for-one, tax-free exchange basis on that date.

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

On December 1, 1999, MECH and Webster Financial Corporation ("Webster") entered into an Agreement and Plan of Merger (the "Agreement") which provides for, among other things, the acquisition of MECH by Webster through a stock-for-stock exchange. Contemporaneous with the completion of the acquisition, Mechanics Savings Bank, a wholly-owned subsidiary of MECH, will merge with and into Webster Bank, a wholly-owned subsidiary of Webster. The Agreement provides that shareholders of MECH will receive 1.52 shares of Webster common stock for each share of MECH common stock. The transaction is designed to be a tax-free exchange to the holders of MECH common stock and is to be accounted for as a purchase transaction. The Boards of Directors of MECH and Webster expect the transaction to close in the second quarter of 2000.

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

Principles of Consolidation

The consolidated financial statements include the accounts of MECH Financial, Inc. and its wholly-owned subsidiary, Mechanics Savings Bank. Mechanics Savings Bank and its wholly-owned subsidiaries include MECH Corporation, MECH TWO Corporation, MECH THREE Corporation, Eighty Pearl Street Corp., Mechanics Mortgage Company ("MMC") and Mechanics Investment Services, Inc. ("MIS"). MIS was formed during 1996 to enable the Bank to serve its customers with a wholly-owned fully disclosed broker/dealer. On July 2, 1997, MIS became a licensed broker/dealer and registered investment advisor. Effective January 1, 1999, the Bank funded a passive investment company, MMC, to take advantage of changes in the Connecticut tax statutes. Connecticut enacted a law which allows state-chartered banks and thrifts to transfer mortgages into passive investment subsidiaries. Income of the subsidiaries and its dividends to the parent are exempt from the Connecticut Corporation Business Tax. Intercompany accounts and transactions have been eliminated in consolidation.

Investments

The Company accounts for its securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity, net of taxes. From time to time, the Company may classify a security as a trading security when the intent is to sell the security in the near future to generate profits. Unrealized gains and losses on such securities are reported in earnings. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Premiums are amortized and discounts are accreted into interest income using the level yield method. On a periodic basis, management reviews securities for impairment due to other-than-temporary declines in value. If any other-than-temporary impairment is identified, the security is written down to fair value.

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

Cash Surrender Value Life Insurance

Cash surrender value life insurance represents the original single premiums paid for the policies plus the cash value earned less the mortality costs. There are no loads or surrender charges associated with the policies.

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

Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishing of liabilities occurring after December 31, 1996, on a prospective basis. The adoption of this standard did not have a material effect on the Company's financial condition or its results of operations.

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

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, the Company to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. That Statement also allows the Company to account for stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), under which no compensation expense is recognized in certain circumstances. However, SFAS 123 requires the Company to disclose pro forma net income and earnings per share using the fair value based method. SFAS 123 was required for years beginning after December 15, 1995. The Company did not adopt the expense recognition provisions of SFAS 123 but rather elected to follow APB 25 upon the implementation of stock-based compensation programs. The fair value estimate of these shares and the subsequent pro forma effect on net income and EPS for the years ended December 31, 1999, 1998 and 1997 are contained herein.

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

Reclassifications

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on earnings in 1998 or 1997. Dollars are presented in thousands, except for per share data, in the following footnotes.

2. Restrictions on Cash and Due From Banks:

The Bank is required by the Federal Reserve Bank to maintain reserves against its respective transaction accounts and non-personal time deposits. At December 31, 1999, the Company was required to have cash and liquid assets of approximately $450 to meet these requirements.

As a broker/dealer, MIS is required to maintain a minimum amount of net capital as defined by the National Association of Securities Dealers ("NASD"). MIS can maintain its capital requirements in the form of cash or marketable securities. At December 31, 1999, MIS held $129 at a non-affiliated financial institution to meet this requirement.

3. Short-Term Investments:

Short-term investments consisted of:

                                December 31,
                         -------------------------
                            1999           1998
                         ----------     ----------
Federal funds sold       $      760     $    1,420
                         ==========     ==========

4. Investment Securities:

The amortized cost amounts and market values of investment securities as of December 31, 1999 were as follows:

                                                                            Available-For-Sale
                                                          -------------------------------------------------------
                                                                           Gross         Gross       Estimated
                                                           Amortized     Unrealized    Unrealized      Market
                                                              Cost         Gains         Losses        Value
                                                          ------------- ------------- ------------- -------------
United States Government
   obligations (due after one through five years)          $     6,000   $         -   $        66   $     5,934
United States Government
   obligations (due after five through ten years)                7,000             -           387         6,613
United States Government
   obligations (due after ten years)                             1,996             -           436         1,560
Debt securities issued by foreign governments
   (due after one through five years)                              100             -             -           100
Corporate debt securities (due after one year through
   five years)                                                   1,000             -            39           961
Corporate debt securities (due after ten years)                  1,997             -            31         1,966
Mortgage-backed securities (due in one year or less)             1,837             -             3         1,834
Mortgage-backed securities (due after one year through
   five years)                                                   9,658             2            88         9,572
Mortgage-backed securities (due after five years through
   ten years)                                                      906             7             -           913
Mortgage-backed securities (due after ten years)               181,967           211         4,930       177,248
Marketable equity securities                                     3,182            44           613         2,613
Mutual funds                                                    17,181             1           469        16,713
                                                          ------------- ------------- ------------- -------------
                                                           $   232,824   $       265   $     7,062   $   226,027
                                                          ============= ============= ============= =============

                                                                             Held-to-Maturity
                                                          -------------------------------------------------------
                                                                           Gross         Gross       Estimated
                                                           Amortized     Unrealized    Unrealized      Market
                                                              Cost         Gains         Losses        Value
                                                          ------------- ------------- ------------- -------------
United States Government
   obligations (due after five years through ten years)    $    21,000   $         -   $     1,330   $    19,670
United States Government
   obligations (due after ten years)                             6,000             -           553         5,447
Debt securities issued by foreign governments
   (due after five through ten years)                              250             -             -           250
Corporate debt securities (due after ten years)                  1,000             -           208           792
Mortgage-backed securities (due after ten years)                40,469           300           979        39,790
                                                          ------------- ------------- ------------- -------------
                                                           $    68,719   $       300   $     3,070   $    65,949
                                                          ============= ============= ============= =============

The amortized cost amounts and market values of investment securities as of December 31, 1998 were as follows:

                                                                                    Available-For-Sale
                                                                -----------------------------------------------------------
                                                                                   Gross          Gross        Estimated
                                                                 Amortized       Unrealized     Unrealized       Market
                                                                    Cost           Gains          Losses         Value
                                                                -------------   -------------  -------------  -------------
United States Government
   obligations (due after five through ten years)                $     3,000     $        29    $         -    $     3,029
United States Government
   obligations (due after ten years)                                   1,995               5              -          2,000
Debt securities issued by foreign governments
   (due in one year or less)                                             250               -              -            250
Debt securities issued by foreign governments
   (due after one through five years)                                    100               -              -            100
Corporate debt securities (due in one year or less)                    3,000               -              -          3,000
Corporate debt securities (due after one year through five years)      1,000               -              6            994
Corporate debt securities (due after ten years)                        1,996               -             78          1,918
Mortgage-backed securities (due after one year through
    five years)                                                       12,424             154              -         12,578
Mortgage-backed securities (due after five years through
    ten years)                                                         5,332              45              3          5,374
Mortgage-backed securities (due after ten years)                     156,787             684            157        157,314
Marketable equity securities                                           3,187              85            272          3,000
Mutual funds                                                          16,196              60            102         16,154
                                                                -------------   -------------  -------------  -------------
                                                                 $   205,267     $     1,062    $       618    $   205,711
                                                                =============   =============  =============  =============

                                                                                     Held-to-Maturity
                                                                -----------------------------------------------------------
                                                                                   Gross          Gross        Estimated
                                                                 Amortized       Unrealized     Unrealized       Market
                                                                    Cost           Gains          Losses         Value
                                                                -------------   -------------  -------------  -------------
United States Government
   obligations (due after five years through ten years)          $    19,994     $        67    $        95    $    19,966
United States Government
   obligations (due after ten years)                                   3,000               -             25          2,975
Corporate debt securities (due after ten years)                        1,000               -             39            961
Mortgage-backed securities (due after ten years)                      56,312             689             30         56,971
                                                                -------------   -------------  -------------  -------------
                                                                 $    80,306     $       756    $       189    $    80,873
                                                                =============   =============  =============  =============

Last payment dates were used as actual maturity dates in the above tables. Mortgage-backed securities actually amortize over the lives of the underlying loans. Actual maturities of certain available-for-sale and held-to-maturity securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no derivative instruments (other than collateralized mortgage obligations, the majority of which are guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation), structured notes, inverse floating rate notes or interest or principal only strips in the Company's or Bank's investment securities portfolio at December 31, 1999 or 1998.

During 1999, the proceeds from calls/sales of mortgage-backed securities were $3,000, including gross realized gains of $5 and gross realized loss of $-0-. The proceeds from sales of mortgage-backed securities classified as available-for-sale in 1998 were $5,567, including gross realized gains of $4 and gross realized loss of $-0-. Proceeds from the sale of available-for-sale equity securities and mutual funds in 1998 totaled $36,980, including gross realized gains of $-0- and gross realized losses of $20. During 1997, proceeds from sales of mortgage-backed securities classified as available-for-sale were $34,675, including gross realized gains of $301 and gross realized losses of $92. The proceeds from sales of mutual funds in 1997 totaled $7,000, with no realized gain or loss. There were no sales of U.S. Government, foreign government or corporate debt securities in 1999, 1998 or 1997.

At December 31, 1999, investment securities with a carrying amount of $4,767 were pledged as collateral for Treasury Tax and Loan accounts and public deposits and $24,434 were pledged as collateral for borrowings.

5.  Loans:

The composition of the loan portfolio was as follows:

                                                                     December 31,
                                                          ------------------------------------
                                                               1999                1998
                                                          ----------------    ----------------
Real estate mortgages:
   One- to four-family                                     $      481,637      $      423,308
   Multi-family                                                    15,013              16,056
   Commercial                                                     134,504             117,373
   Construction and land development                                5,704               4,480
Commercial and industrial                                          35,913              41,516
Home equity lines of credit                                        12,810               6,736
Other consumer loans                                               63,399              52,269
                                                           --------------      --------------
   Total loans, gross                                             748,980             661,738
Deferred loan origination costs, net                                3,777               2,421
Allowance for loan losses                                         (11,035)            (12,301)
                                                           --------------      --------------
   Total loans, net                                        $      741,722      $      651,858
                                                           ==============      ==============


Changes in the allowance for loan losses were as follows:

                                               1999               1998               1997
                                           --------------     --------------     -------------
Balance at beginning of year                $     12,301       $     14,031       $     7,983
Provision for loan losses                              -                600             9,100
Loan charge-offs                                  (1,971)            (2,846)           (4,012)
Loan recoveries                                      705                516               960
                                            ------------       ------------       -----------
Balance at end of year                      $     11,035       $     12,301       $    14,031
                                            ============       ============       ===========

The following table summarizes the Company's impaired loans.

                                                            Measured by the          Measured by the
                                                           Present Value of           Fair Value of
                                                          Expected Cash Flows        the Collateral             Total
                                                          -------------------        --------------             -----
At December 31, 1999
Commercial loans and mortgages                               $         177            $         254          $         431
Residential mortgages and other loans measured
   collectively                                                          -                    1,561                  1,561
                                                             -------------            -------------          -------------
Total impaired loans                                         $         177            $       1,815          $       1,992
                                                             =============            =============          =============

At December 31, 1998
Commercial loans and mortgages                               $         126            $         845          $         971
Residential mortgages and other loans measured
   collectively                                                          -                    1,978                  1,978
                                                             -------------            -------------          -------------
   Total impaired loans                                      $         126            $       2,823          $       2,949
                                                             =============            =============          =============

Impaired loans with no valuation allowance because the loans' fair value exceeds their carrying value totaled $1,741 at December 31, 1999 and $2,070 at December 31, 1998. Impaired loans with a corresponding valuation allowance totaled $251 at December 31, 1999 and $879 at December 31, 1998. The valuation allowance allocated to impaired loans was $141 at December 31, 1999 and $290 at December 31, 1998.

The average recorded investment in impaired loans was approximately $2,306, $3,216 and $5,983 for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, the Company recognized $7 of interest on impaired loans (during the portion of the year that they were impaired), all of which related to impaired loans for which interest income is recognized on the cash basis. In 1998 and 1997, the Company recognized $22 and $14 of interest on impaired loans (during the portion of the year that they were impaired), all of which related to impaired loans for which interest income is recognized on the cash basis.

6.   Non-Performing Assets:

The components of non-performing assets were as follows:

                                                            December 31,
                                                   -------------------------------
                                                       1999             1998
                                                   -------------    --------------
Non-accrual loans                                   $     1,992      $      2,949
Accruing loans past due 90 days or more                       -                 -
                                                   -------------    --------------
    Total non-performing loans                            1,992             2,949
Foreclosed real estate owned, net                           298               902
                                                   -------------    --------------
Total non-performing assets                         $     2,290      $      3,851
                                                   =============    ==============

Non-accrual loans are defined as loans past due ninety days or more, loans which management believes will not be repaid in full, and loans which are ninety days or more past contractual maturity.

The reductions in interest income associated with non-accrual loans were as follows:

                                                             Years ended December 31,
                                                   ---------------------------------------------
                                                       1999             1998            1997
                                                   ------------     ------------    ------------
Income in accordance with original terms                  $ 96            $ 188           $ 217
Income recognized                                            7               22              14
                                                   ------------     ------------    ------------
Reduction in interest income                              $ 89            $ 166           $ 203
                                                   ============     ============    ============

The components of foreclosed real estate owned expenses (including subsidiaries holding foreclosed properties) were as follows:


                                                                                  Years ended December 31,
                                                                  ---------------------------------------------------------
                                                                       1999                1998                 1997
                                                                  ----------------    ----------------     ----------------
Expenses of holding and operating
   foreclosed real estate owned                                             $ 222               $ 372                $ 425
Net (gains) losses on sale of foreclosed real estate owned                    (10)               (103)                  67
Write-downs and current year unused provisions                                 12                 188                   54
                                                                  ----------------    ----------------     ----------------
    Total foreclosed real estate owned expense                              $ 224               $ 457                $ 546
                                                                  ================    ================     ================

Changes in the foreclosed real estate owned valuation reserve were as follows:

                                                              Years ended December 31,
                                               --------------------------------------------------------
                                                    1999                1998                 1997
                                               ---------------     ----------------     ---------------
Valuation reserve at beginning of year                   $ 70                 $  -               $   -
Write-downs and net losses on sale                          2                   15                 121
Provision                                                   -                   85                 121
                                               ---------------     ----------------     ---------------
Valuation reserve at end of year                         $ 68                 $ 70               $   -
                                               ===============     ================     ===============

7.  Bank Premises and Equipment:

Cost and accumulated depreciation and amortization of the various categories of Company premises and equipment were as follows:

                                                December 31, 1999                                       December 31, 1998
                                  -----------------------------------------------  -------------------------------------------------
                                                    Accumulated                                       Accumulated
                                                   Depreciation and                                 Depreciation and
                                      Cost          Amortization         Net            Cost         Amortization             Net
                                  -----------    -----------------    ----------   -----------    -------------------    -----------
Bank premises and land              $  2,004             $  1,302       $   702      $  1,976                $ 1,239        $   737
Leasehold improvements                 5,616                3,528         2,088         5,665                  3,200          2,465
Furniture and equipment                6,329                5,239         1,090         6,216                  4,785          1,431
                                  -----------    -----------------    ----------   -----------    -------------------    -----------
                                    $ 13,949             $ 10,069       $ 3,880      $ 13,857                $ 9,224        $ 4,633
                                  ===========    =================    ==========   ===========    ===================    ===========

The Bank, through its wholly-owned subsidiary, Eighty Pearl Street Corp. (the "Corporation"), has a 50% interest in the Pearl Street Associates Limited Partnership (the "Real Estate Partnership") which owned the building that houses the Bank's headquarters. The Bank's investment in the Real Estate Partnership was accounted for under the equity method of accounting. During 1999 and 1998, the Bank received dividend distributions from the Real Estate Partnership of $-0-and $1,613, respectively.

During the first quarter of 1999, the Real Estate Partnership sold the building at 100 Pearl Street to New Boston Pearl Limited Partnership, an independent third party. Eighty Pearl Street Corp. received proceeds of $15,702 and recognized a $2,148 one-time gain on the sale. The Bank will continue to occupy its banking and office space at 100

Pearl Street under a long-term lease.

8.  Deposits:


                                                     December 31,
                                           -------------------------------
                                               1999             1998
                                           -------------    --------------
Savings:
    Regular                                   $ 101,593         $ 105,067
    Other                                           149               138

Certificates of deposit                         335,457           408,451

Money Market:
    Checking                                     51,627            43,087
    Savings                                      63,943            60,478
                                           -------------    --------------
       Total savings and time deposits          552,769           617,221

Demand deposits                                  88,995            88,974
                                           -------------    --------------
    Total:                                    $ 641,764         $ 706,195
                                           =============    ==============

The following table presents the amounts of certificates of deposit of the Company at December 31, 1999 maturing during the periods reflected below and the weighted average rates of such accounts.

                                                                      Weighted Average
(in thousands)                                       Amount            Interest Rate
                                                  -------------     ------------------
Certificates of deposit maturing during the
   12 months ending:
     December 31, 2000                               $ 275,487                   4.54 %
     December 31, 2001                                  37,106                   5.12
     December 31, 2002                                  15,915                   5.82
     Thereafter                                          6,949                   5.32
                                                  -------------
  Total                                              $ 335,457                   4.68 %
                                                  =============     ==================

The following table presents the maturities of the Company's certificates of deposit in amounts of $100,000 or more at December 31, 1999 by time remaining to maturity.


(in thousands)                                Maturing
                                           ----------------
Three months or less                        $        21,240
Over three through six months                         8,678
Over six through twelve months                       12,820
Over twelve months                                    9,434
                                           ----------------
   Total                                    $        52,172
                                           ================

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

9.  Borrowings:

Descriptions of the advances from the Federal Home Loan Bank of Boston and the repayment schedule were as follows:

    Maturity Date         Interest Rate      December 31, 1999      December 31, 1998
----------------------    --------------     -----------------      -----------------
March 3, 1999                       5.13%    $               -      $          10,000
August 19, 1999                     4.94                     -                 10,000
November 15, 1999                   4.94                     -                  7,000
January 14, 2000                    5.79                30,000                      -
January 26, 2000                    6.17                25,000                      -
February 2, 2000                    5.91                10,000                      -
February 4, 2000                    5.72                30,000                      -
February 7, 2000                    6.03                 7,000                      -
February 16, 2000                   5.12                20,000                      -
March 24, 2000                      5.82                28,000                      -
June 7, 2000                        4.85                10,000                 10,000
October 20, 2000                    6.21                     -                 10,000
October 20, 2000                    6.24                     -                 20,000
February 27, 2001                   5.71                 7,000                  7,000
June 25, 2001                       5.97                30,000                      -
December 17, 2001                   5.95                10,000                 10,000
November 7, 2002 *                  5.71                     -                 30,000
March 12, 2003                      5.78                 8,745                  8,745
March 21, 2003 *                    4.99                20,000                      -
October 21, 2003                    4.19                     -                  5,000
November 3, 2004 *                  5.80                10,000                 10,000
November 8, 2004 *                  5.44                30,000                      -
April 21, 2006*                     4.85                20,000                      -
January 10, 2008 *                  4.99                     -                 15,000
May 8, 2008 *                       5.52                10,000                 10,000
June 4, 2008 *                      5.52                10,000                 10,000
October 6, 2008 *                   4.49                 7,000                  7,000
December 8, 2008 *                  4.33                     -                 20,000
April 8, 2013 *                     5.49                10,000                 10,000
March 24, 2014 *                    3.99%               10,000                      -
                                             -----------------      -----------------
                                             $         342,745      $         209,745
                                             =================      =================

* initial call dates ranging from March 2000 to April 2003

During 1999, the Bank prepaid $30,000 of FHLB advances carrying a weighted average rate of 6.23% which resulted in $655 in prepayment penalties. Due to these prepayment penalties, the Company reported a $435 extraordinary item, which is net of $220 in taxes, due to the early extinguishment of borrowings during 1999. This reduced earnings per share by $0.09 and $0.08 on a basic and diluted basis, respectively.

During 1998, the Bank prepaid four FHLB advances totaling $33,000 carrying a weighted average rate of 6.26% which resulted in $392 in prepayment penalties. Due to these prepayment penalties, the Company reported a $243 extraordinary item, which is net of $149 in taxes, due to the early extinguishment of borrowings. These reduced earnings per share by $0.05 on both a basic and diluted basis.

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

In addition, the ESOP borrowed $1,200 from an unaffiliated institution to purchase shares of the Company's stock for the ESOP in conjunction with conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank (the "Conversion"). This borrowing had an outstanding balance of $240 at December 31, 1999 and $480 at December 31, 1998. The loan's final principal payment is due on December 31, 2000. The loan carries an interest rate equal to the prime rate. The Bank has fully guaranteed this borrowing.

10.  Investment Brokerage Services:

The Bank offers investment products and services to its customers through its wholly-owned subsidiary, MIS. The program, which began in 1986, has evolved from its original emphasis on transactional business to its current focus on relationship business including asset allocation accounts with wrap fees. In 1996, the Bank hired additional staff and formed the subsidiary, MIS, with the intent of becoming its own broker/dealer in 1997. On July 2, 1997, MIS became licensed as a broker/dealer and registered investment advisor. MIS is regulated by the NASD and is a member of the Security Investors Protection Corporation ("SIPC"). MIS offers a wide variety of investments products, including mutual funds, stock and bonds as well as investment advisory services. MIS also offers fixed and variable annuity products and is licensed as an insurance agency in the State of Connecticut. MIS earns its commissions by selling investment products and by providing investment advisory services to its customers. Commissions, salaries and benefits expense related to this service approximated $1,994, $1,764, and $1,994 in 1999, 1998 and 1997, respectively.

11.  Employee Benefits:

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). This statement revised employers' disclosure about pension and other post retirement benefits, however, it does not change the measurement or recognition of those plans. This statement standardized disclosure requirements to the extent practicable, requires additional information on changes in the benefits obligations and fair value of plans assets, and eliminates certain disclosure requirements of SFAS No. 87 "Employers Accounting for Pensions", SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions." The adoption of SFAS 132 has not impacted the Company's disclosures about pension plans for the Company, as SFAS 132 did not change the disclosures for defined contribution pension plans.

On November 1, 1990, the Company instituted a defined contribution pension plan including all employees who have completed one year of service, have attained age 21, and have worked a minimum of 1,000 hours during the plan year. The Company makes annual contributions based on a percentage of the total payroll for eligible employees. Pension expense related to the plan for the years ended December 31, 1999, 1998 and 1997 was $594, $546 and $480, respectively.

Effective January 1, 1987, the Company adopted the Mechanics Savings Bank 401(k) Plan. The Bank is also the trustee for the 401(k) Plan. Employees of the Bank who have attained age 21, completed one year of service and worked a minimum of 1,000 hours during the plan year are eligible for the 401(k) Plan. Each employee who elects to participate in the 401(k) Plan authorizes a payroll deduction of an amount not less than 2% or greater than 15%, in increments of 1% of compensation (as defined), for contribution to his or her account in the 401(k) Plan. The employer's matching contribution of each participant's contribution up to 5% of the participant's compensation was 25% in 1999, 1998 and 1997.

The Company's contribution to the 401(k) Plan was $89, $82 and $73 for the years ended December 31, 1999, 1998 and 1997, respectively. As directed by each individual participant, the 401(k) Plan's investments are in a certificate of deposit held at the Bank, MECH Financial, Inc. common stock and several mutual funds.

On December 14, 1987 the Company adopted a non-qualified Long Term Deferred Incentive Plan ("LTDIP") for its executive officers. The LTDIP, as amended, awards a bonus to executive officers based upon a formula approved by the Board of Directors. Amounts are awarded after the end of each fiscal year and can be deferred into the plan or paid out. During 1999 and 1998, all executives chose a direct payout. Therefore, no deferrals occurred during 1999 or 1998. Deferred awards under the LTDIP recorded as compensation expense was $151 in 1997. The plan was terminated effective October 31, 1999 as all participants were paid out. The total amount paid to all participants was $577.

Effective July 1, 1997, the Company adopted an Outside Director Deferred Compensation Plan ("DDCP"). The DDCP allows a director to defer the receipt of all or a specified amount or percentage of director and retainer fees, and have earnings accrue on such amounts at the prime rate or at a rate equivalent to the appreciation in the Company's stock price over the period of time for which the fees are in the DDCP. All amounts in the DDCP are fully vested and nonforfeitable at all times. During the years ended December 31, 1999, 1998 and 1997, the amounts deferred under the DDCP totaled $94, $90 and $33, respectively. If a participant dies while serving as an outside director of the Company, the amount payable to the participant's beneficiary is the amount equal to the participant's projected retirement benefit (as defined in the DDCP) if the Company has acquired and continues to maintain a corporate life insurance policy on the life of the participant at the time of death (see below).

During 1997, the Company invested $15.7 million in universal cash surrender value life insurance. Twenty polices were acquired on the lives of seven executive officers and six directors and were designed to recover the costs of the Company's LTDIP and DDCP. The policy death benefit also indemnifies the Company against the death benefit provision of the DDCP. The policies were paid with a single premium and have a combined death benefit of $41.3 million. Policy cash values earn interest at a rate of 5.4% on December 31, 1999 and policy mortality costs are charged against the cash value monthly. There are no loads or surrender charges associated with the policies.

As part of the Conversion from a mutual to a capital stock savings bank, the Board of Directors adopted a leveraged ESOP. The ESOP purchased 120,000 shares of stock issued as part of the Conversion. The ESOP is subject to the eligibility, funding, participation, fiduciary, reporting and disclosure requirements of ERISA. Under existing circumstances all Company employees are eligible to participate in the ESOP once they have attained age 21 and completed one year of service (which requires employment for 1,000 or more hours in a period of twelve consecutive months, including pre-Conversion service). The stock will be allocated to the accounts of the Company's employees participating in the ESOP over five years. At both December 31, 1999 and December 31, 1998, 24,000 shares were allocated to employees in connection with the ESOP. The Company recognized expense of $819, $662 and $498 during 1999, 1998 and 1997, respectively, relating to the ESOP. The expenses were calculated based on the average quarterly closing stock price during December 31, 1999 and based on the average closing stock price for the year ended December 31, 1998. Cash dividends are allocated to the individual participants based on the number of allocated common shares in each participants account.

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

The number of shares of authorized but unissued stock to be reserved under the Officer Option Plan and the Director Option Plan is 423,200 and 105,800 respectively. The option exercise price will not be less than the greater of par value or the "fair market value" of the Company's Stock (as defined) on the date of grant. The maximum option term will be 10 years from the date of grant. However, upon the occurrence of various changes in capitalization, including a change in control of the Company, and unless otherwise provided for in such transaction, all options outstanding shall fully vest. The options are exercisable over a ten-year period, and generally vest over four to five years, however, all of the 145,000 shares granted in 1998 were exercisable at December 31, 1998. There were no additional options granted in 1999.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and basic and diluted EPS for the years ended December 31, would have been reduced to the pro forma amounts indicated below.

                                       1999
                     ------------------------------------------
                        Net           Basic         Diluted
                       Income          EPS            EPS
                     -----------   ------------   -------------
As reported             $14,462         $ 2.88          $ 2.78

Pro forma               $14,248         $ 2.84          $ 2.74


                                       1998
                     ------------------------------------------
                        Net           Basic         Diluted
                       Income          EPS            EPS
                     -----------   ------------   -------------
As reported             $ 8,696         $ 1.66          $ 1.63

Pro forma               $ 7,888         $ 1.51          $ 1.48


                                       1997
                     ------------------------------------------
                        Net           Basic         Diluted
                       Income          EPS            EPS
                     -----------   ------------   -------------
As reported             $13,076         $ 2.52          $ 2.49

Pro forma               $12,761         $ 2.52          $ 2.43

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected option term of 4 years, expected volatility of 30%, dividend yield of 3.6% and a risk-free interest rate of 5.4-5.6% for the year ended December 31, 1998. For the year ended December 31, 1997, the assumptions were an expected option term of 5 years, expected volatility of 25%, dividend yield of 2.5% and a risk-free interest rate of 6.2%. There were no grants in 1999.

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and the changes during the year ending on those dates is presented below.

                               For the year         Average         For the year       Average      For the year      Average
                                  ended            Price Per           ended          Price Per        ended         Price Per
                                   1999              Share              1998            Share          1997            Share
                              --------------     -------------    ---------------    -----------    -----------     -------------
Balance at January 1,                472,000     $       20.50            335,666    $     17.59        265,000     $       17.50
Granted                                    -                              145,000          27.05         81,666             17.89
Exercised                            (33,831)            19.27             (4,666)         17.50         (3,266)            17.50
Canceled                              (4,000)            22.25             (4,000)         17.50         (7,734)            17.50
                              --------------                      ---------------                   -----------
Balance at year end                  434,169     $       20.58            472,000    $     20.50        335,666     $       17.59
                              ==============                      ===============                   ===========

Options exercisable                  369,436     $       21.12            338,534    $     21.63        132,134     $       17.55
   at year end

Weighted average fair
 value of options granted                n/a                               $ 5.38                   $      4.68

As of December 31, 1999, there were 434,169 options outstanding. There were 293,669 options at $17.50, 122,000 options at $26.625 and 18,500 options at
$29.625. The outstanding options had a weighted average remaining contractual life of 7.10 years. An additional 53,068 and 49,068 shares were available for future grants at December 31, 1999 and December 31, 1998, respectively.

12.  Earnings Per Share:

The following is a reconciliation of the denominators of the basic and diluted EPS computations.

                                                For the years ended December 31,
                                      --------------------------------------------------
                                          1999               1998              1997
                                      --------------    ---------------   --------------
Basic EPS                                 5,021,095          5,222,968         5,195,224
Effect of dilutive stock options            177,691            109,231            47,197
                                      -------------     --------------    --------------
Diluted EPS                               5,198,786          5,332,199         5,242,421
                                      =============     ==============    ==============

There were no adjustments to net income and no antidilutive stock options for the years ended December 31, 1999, 1998 and 1997.

13.  Comprehensive Income:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (such as changes in net unrealized gain
(loss) on securities). Comprehensive income includes net income and any change in net equity of a business enterprise during a period from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's one source of other comprehensive income is the net unrealized gain (loss) on securities. The components of comprehensive income for the years ended December 31, 1999, 1998 and 1997 are included in the Consolidated Statement of Changes in Stockholders' Equity.

The following table represents components and the related tax effects allocated to other comprehensive income for the years ended December 31, 1999, 1998 and 1997:

                                                          For the year ended December 31, 1999
                                                      --------------------------------------------
                                                        Before            Tax            Net of
                                                         Tax           (Expense)          Tax
                                                        Amount          Benefit          Amount
                                                      -----------     ------------     -----------
Net unrealized gains (losses) on securities
     arising during the period                        $   (7,240)     $     2,187      $   (5,053)
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                         70              (27)             43
                                                      ----------      -----------      ----------
Other comprehensive income                            $   (7,170)     $     2,160      $   (5,010)
                                                      ==========      ===========      ==========

                                                        For the year ended December 31, 1998
                                                   -----------------------------------------------
                                                      Before             Tax            Net of
                                                        Tax           (Expense)           Tax
                                                      Amount           Benefit          Amount
                                                   --------------   ------------     -------------
Net unrealized gains (losses) on securities
     arising during the period                     $        (594)   $         238    $        (356)
Less:  reclassification adjustment for
     gain realized in net income                               4               (2)               2
Adjustment to tax rate on prior periods'
     net unrealized gains on securities                        -               21               21
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                        179              (80)              99
                                                   -------------    -------------    -------------
Other comprehensive income                         $        (419)   $         181    $        (238)
                                                   =============    =============    =============

                                                    For the year ended December 31, 1997
                                                 --------------------------------------------
                                                     Before            Tax          Net of
                                                      Tax           (Expense)        Tax
                                                     Amount          Benefit        Amount
                                                 ---------------   ------------   -----------
Net unrealized gains (losses) on securities      $           245   $       (338)  $       (93)
     arising during the period
Less:  reclassification adjustment for
     gains realized in net income                            281           (118)          163
Change in tax effect on prior periods'
     net unrealized gains on securities                        -            285           285
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                         75            (27)           48
                                                 ---------------   ------------   -----------
Other comprehensive income                       $            39   $         38   $        77
                                                 ===============   ============   ===========

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

14. Leases:

Rental expense for operating leases amounted to $1,520, $1,734 and $1,710 in 1999, 1998 and 1997, respectively. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:

2000              $ 1,440
2001                1,349
2002                1,306
2003                  975
2004                  125
Thereafter             23
                  -------
                  $ 5,218
                  =======

Renewal options are available for periods ranging from five to fifteen years.

15.  Income Taxes:

The components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 were as follows

                                 1999           1998           1997
                              ----------     -----------    ----------
Current:
      Federal                 $    2,940     $     2,946    $    1,437
      State                          147             142           165
                              ----------     -----------    ----------
      Total current                3,087           3,088         1,602
                              ----------     -----------    ----------

Deferred:
      Federal                      4,161           2,070           919
      State                         (330)          1,076          (667)
      Valuation allowance            183           1,185        (9,662)
                              ----------     -----------    ----------
      Total deferred               4,014           4,331        (9,410)
                              ----------     -----------    ----------

                              $    7,101     $     7,419    $   (7,808)
                              ==========     ===========    ==========

The following is a reconciliation of the expected federal income tax expense to the actual income tax expense (benefit) for the years ended December 31.

                                                         1999           1998             1997
                                                    ------------    -----------     -----------
Income tax expense at statutory rate of 35%
  in 1999, 34% in 1998 and 1997                     $      7,699    $     5,562     $     1,791
Increase (decrease) resulting from:
  Connecticut corporation tax, net of federal
    tax benefit                                                -            804            (331)
   Dividends received deduction                              (79)           (43)             (4)
   Change in deferred tax valuation allowance                  -          1,185          (9,662)
   Amendment of prior years' tax returns                       -              -             501
   Other items, net                                         (519)           (89)           (103)
                                                    ------------    -----------     -----------
Income tax expense (benefit)                        $      7,101    $     7,419     $    (7,808)
                                                    ============    ===========     ===========

During 1999, the Company prepaid $30,000 FHLB borrowing which resulted in prepayment penalties of $655 and $220 in tax benefits. During 1998, the Company prepaid $33,000 FHLB borrowing which resulted in prepayment penalties of $392 and $149 in tax benefits.

The significant components of the Company's net deferred tax assets (tax effected) at December 31, 1999 and 1998 were as follows:

                                                             1999             1998
                                                          ----------      ----------
Deferred tax assets:
  Allowance for loan losses                               $    4,370      $    4,900
  Alternative minimum tax credits                                  -           1,169
  Net operating loss carryforwards                             1,330             729
  Deferred compensation                                          513             623
  Investments in real estate                                      44              64
  Unrealized net losses on securities                          2,761               -
  Accrued and other items                                        743             376
                                                          ----------      ----------
    Total deferred tax assets                                  9,761           7,861
Valuation allowance                                            2,068           1,185
                                                          ----------      ----------
    Deferred tax assets after
      valuation allowance                                      7,693           6,676
                                                          ----------      ----------

Deferred tax liabilities:
  Deferred mortgage fees                                       1,409             959
  Bad debt recapture                                             249             372
  Securities mark to market, section 475                       2,753               -
  Unrealized net gains on securities                               -             107
  Other                                                          155             266
                                                          ----------      ----------
    Total deferred tax liabilities                             4,566           1,704
                                                          ----------      ----------
    Net deferred tax assets                               $    3,127      $    4,972
                                                          ==========      ==========

The Company only recognizes a deferred tax asset when, based upon available evidence, realization is more likely than not. During 1998, the Company recorded a valuation allowance of $1,185 against its state deferred tax asset in connection with the creation of MMC which operates as a Connecticut passive investment company pursuant to legislation enacted in May 1998. Because it is expected to earn sufficient income from the passive investment company subsidiary and its dividends to the parent are exempt from Connecticut Corporation Business Tax, the Company no longer expects to recognize its state deferred tax assets. During 1999 the Company increased its valuation allowance by $183 to offset an increase in the state deferred tax asset attributable to increased net deductible temporary differences arising during the year. Additionally, the valuation allowance increased by $700 to offset the increase in the state deferred tax asset for net unrealized losses which are a component of stockholders' equity. At December 31, 1997 the Company recorded no valuation allowance against its deferred tax assets based on sufficient expected taxable income to realize the recorded amounts.

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

At December 31, 1999, the Company has $367 in federal net operating loss carryforwards which expire in 2006. At December 31, 1999, the Company had $24,645 in state net operating loss carryforwards for tax return purposes of which $4,766 expires in 2000, $4,925 expires in 2001 and $14,954 expires in 2004. Due to the establishment of the passive investment company, the Company does not expect to recognize the benefits of the state net operating loss carryforwards. Therefore, the Company has a valuation allowance against the state net operating loss carryforwards. The net operating loss carryforwards reflect the utilization of approximately $108 of federal net operating losses for the year ended December 31, 1999.

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

                                                  Contract Amount
                                             -------------------------
                                                1999           1998
                                             -----------    ----------
Loan commitments:
   Mortgage and equity loan commitments      $   10,571     $   29,386
   Unadvanced portion of construction loans       9,977          1,777
   Unadvanced portion of:
       Commercial lines of credit                28,674         21,875
       Home equity lines of credit               15,379          7,901
       Overdraft protection                         373            121
   Standby letters of credit                        322            350
                                             ----------     ----------
                                             $   65,296     $   61,410
                                             ==========     ==========

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

Commitments to sell to investors are contracts for delayed delivery of first mortgage loans in which the Company agrees to make delivery at a specified future date at a specified price or yield. The Company controls the risk of nonperformance of investors by periodically monitoring the investors' financial condition. The Company controls the interest rate risk of commitments to extend credit to mortgagors by receiving purchase commitments at yields which fluctuate with interest rates. As of both December 31, 1999 and 1998, the Company had no commitments to sell to investors.

The Company and its subsidiaries are defendants in proceedings arising out of, and incidental to, activities conducted in the normal course of business. In the opinion of management, resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

17. Dividends:

During 1998, the Company issued three quarterly dividends of $0.15 per share of its common stock. These dividends were paid on May 15, 1998 to shareholders of record on May 1, 1998, on August 17, 1998 to shareholders of record on August 3, 1998 and on November 16, 1998 to shareholders on record on November 2, 1998.

During 1999, the Company paid a quarterly dividend of $0.15 per share of its common stock on February 8, 1999 to shareholders of record on January 25, 1999. In addition, there were 3 quarterly dividends payments of $0.20 per share of common stock. These dividends were paid on May 14, 1999 to shareholders of record on May 3, 1999, on August 13, 1999 to shareholders of record on August 2, 1999 and on November 12, 1999 to shareholders on record on November 1, 1999.

On January 25, 2000, the Company announced a quarterly dividend of $0.20 per share of common stock payable on February 18, 2000 to shareholders of record on February 7, 2000.

18. Recent Accounting Pronouncements:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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

As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement 133", SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15,

2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Early adoption is permitted, however, retroactive application is prohibited. The adoption of SFAS 133 is not expected to have a material impact for the Company.

19.  Regulatory Matters:

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). As of December 31, 1999, the Company and the Bank meet all capital adequacy requirements to which it is subject.

At December 31, 1999 and December 31, 1998, the Bank was classified, as of its most recent notification, as "well capitalized".

The Company's capital position is outlined below.



                                     Actual                               For Capital Adequacy Purposes
                           --------------------------            -------------------------------------------
                              Amount         Ratio                   Amount                         Ratio
                           ----------      ----------            --------------                 ------------
As of December 31, 1999

      Tier one leverage     $  97,096          8.75%       (greater than)=  $ 44,362         (greater than)=  4.00%
      Tier one risk-based   $  97,096         13.57%       (greater than)=  $ 28,627         (greater than)=  4.00%
      Total risk-based      $ 106,068         14.82%       (greater than)=  $ 57,253         (greater than)=  8.00%


As of December 31, 1998

      Tier one leverage     $  94,304          9.63%       (greater than)=  $ 39,190         (greater than)=  4.00%
      Tier one risk-based   $  94,304         14.49%       (greater than)=  $ 26,037         (greater than)=  4.00%
      Total risk-based      $ 102,492         15.75%       (greater than)=  $ 52,073         (greater than)=  8.00%

                                               To Be Well Capitalized
                                               Under Prompt Corrective
                                                  Action Provisions
                                          -----------------------------------
                                             Amount                  Ratio
                                          ------------            -----------
As of December 31, 1999

      Tier one leverage           (greater than)= $ 55,453    (greater than)=   5.00%
      Tier one risk-based         (greater than)= $ 35,783    (greater than)=   5.00%
      Total risk-based            (greater than)= $ 71,566    (greater than)=  10.00%


As of December 31, 1998

      Tier one leverage           (greater than)= $ 48,987    (greater than)=   5.00%
      Tier one risk-based         (greater than)= $ 32,546    (greater than)=   5.00%
      Total risk-based            (greater than)= $ 65,091    (greater than)=  10.00%



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

On June 25, 1996, the Bank converted from mutual to stock ownership. At the time of the Conversion, the Bank established a liquidation account in an amount equal to the Bank's capital accounts at May 31, 1996 ($25,476). The liquidation account is being maintained for the benefit of those deposit account holders who qualified as eligible account holders at the time of the Conversion and who have continued to maintain their eligible deposit accounts with the Bank following the Conversion. The liquidation account, which totaled $15,637 at December 31, 1999 and $17,944 at December 31, 1998, is reduced annually by an amount proportionate to the decrease in eligible deposit accounts. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive their proportionate interest in the liquidation account, after the payment of all creditor's claims, but before any distributions on the Bank's common stock.

Connecticut banking laws limit the amount of annual dividends that the Bank may pay to the Company an amount which approximates the Bank's net income for the then current year, plus the Bank's net income for the prior two years. The Company and the Bank are also prohibited from paying a cash dividend or repurchasing any of its common stock if the effect thereof would reduce its capital accounts below minimum regulatory requirements or below the amount required to be maintained in the liquidation account.

20. Disclosures about Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires that the Company disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, deposits, securities, Federal Home Loan Bank advances and other items as defined in SFAS 107.

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

Commitments To Extend Credit And Standby Letters Of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter-parties or on the estimated cost to terminate them or to otherwise settle with the counter-parties. The fair value of commitments was immaterial at December 31, 1998 and 1999.

The estimated fair values of the Company's financial instruments at December 31, were as follows:

                                                                  1999                      1998
                                                         -----------------------    ----------------------
                                                          Carrying     Estimated     Carrying    Estimated
                                                           Amount     Fair Value     Amount     Fair Value
                                                         ----------   ----------    ----------  ----------
Financial Assets:
     Cash and due from banks                              $ 29,440     $ 29,440      $ 20,567    $ 20,567
     Short-term investments                                    760          760         1,420       1,420
     Available-for-sale securities                         226,027      226,027       205,711     205,711
     Held-to-maturity securities                            68,719       65,949        80,306      80,873
     Federal Home Loan Bank stock                           17,745       17,745        10,487      10,487
     Loans, net                                            741,722      731,476       651,858     672,246
     Accrued interest receivable                             5,571        5,571         4,957       4,957
     Cash surrender value life insurance                    17,694       17,694        16,873      16,873

Financial Liabilities:
     Deposits                                              641,764      642,910       706,195     709,554
     Federal Funds Purchased                                34,000       34,000             -           -
     Borrowings                                            342,985      336,147       210,225     205,496
     Accrued interest payable                                1,350        1,350           978         978

21.  Selected Quarterly Consolidated Financial Information (unaudited):

The following table presents quarterly financial information of the Company for 1999 and 1998.

                                                 Fourth     Third    Second     First    Fourth      Third    Second     First
                                                 Quarter   Quarter   Quarter   Quarter   Quarter    Quarter   Quarter   Quarter
                                                  1999       1999     1999      1999      1998       1998      1998      1998
                                                 -------   -------   -------   -------   -------   -------   -------   -------
Interest and dividend income                     $18,879   $18,704   $18,486   $17,682   $16,871   $16,656   $16,475   $15,704
Interest expense                                   9,973     9,685     9,284     8,858     8,633     8,589     8,598     8,108
                                                 -------   -------   -------   -------   -------   -------   -------   -------
Net interest income                                8,906     9,019     9,202     8,824     8,238     8,067     7,877     7,596
Provision for loan losses                              -         -         -         -         -         -       300       300
                                                 -------   -------   -------   -------   -------   -------   -------   -------
Net interest income after
   provision for loan losses                       8,906     9,019     9,202     8,824     8,238     8,067     7,577     7,296

Other income                                       1,932     2,012     2,015     4,052     1,945     1,979     2,085     2,267
Write-downs and net losses on sale
    of foreclosed real estate owned                    -         -         -         -         -         -        25        60
Other expenses                                     6,248     5,765     5,973     5,978     5,911     5,734     5,559     5,807
                                                 -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes                         4,590     5,266     5,244     6,898     4,272     4,312     4,078     3,696
Income tax expense                                 1,232     1,779     1,773     2,317     2,813     1,641     1,552     1,413
                                                 -------   -------   -------   -------   -------   -------   -------   -------
Net income before extraordinary item               3,358     3,487     3,471     4,581     1,459     2,671     2,526     2,283
Extraordinary item, early extinguishment
  of borrowings, net of tax                            -         -         -      (435)     (108)      (16)        -      (119)
                                                 -------   -------   -------   -------   -------   -------   -------   -------
Net income                                       $ 3,358   $ 3,487   $ 3,471   $ 4,146   $ 1,351   $ 2,655   $ 2,526   $ 2,164
                                                 =======   =======   =======   =======   =======   =======   =======   =======

Earnings per share
    Basic:
        Income before extraordinary item         $  0.67   $  0.70   $  0.70   $  0.90   $  0.28   $  0.51   $  0.48    $ 0.43
        Extraordinary item                             -         -         -     (0.09)    (0.02)        -         -     (0.02)
        Net income                               $  0.67   $  0.70   $  0.70   $  0.81   $  0.26   $  0.51   $  0.48    $ 0.41
    Diluted:
        Income before extraordinary item         $  0.65   $  0.67   $  0.67   $  0.87   $  0.27   $  0.50   $  0.47    $ 0.43
        Extraordinary item                             -         -         -     (0.08)    (0.02)        -         -     (0.02)
        Net income                               $  0.65   $  0.67   $  0.67   $  0.79   $  0.25   $  0.50   $  0.47    $ 0.41

Weighted average outstanding shares
    Basic                                          4,997     4,996     4,994     5,099     5,224     5,223     5,223     5,222
    Diluted                                        5,172     5,196     5,172     5,251     5,321     5,303     5,364     5,300

During the first quarter of 1999, the Real Estate Partnership sold the building at 100 Pearl Street to New Boston Pearl Limited Partnership, an independent third party. The Company recognized a $2,148 one-time gain on the sale. During the fourth quarter of 1998, the Company recorded a $1,185 valuation allowance on its deferred state tax assets due to the creation of a passive investment company.

22.  Parent Company Only Financials:

On November 25, 1997, the shareholders of the Bank approved the formation of a holding company, MECH Financial, Inc. which became effective January 1, 1998. The Statement of Condition for December 31, 1999 and 1998 and the Statements of Income and Cashflows for the years ended December 31, 1999 and 1998 are presented below:

Statement of Condition

                                                                       December 31, 1999            December 31, 1998
                                                                      ------------------           ------------------
                              ASSETS

Cash and due from banks:
     Non-interest-bearing deposits and cash                           $              671           $              160
     Short-term investments                                                           70                          995
                                                                      ------------------           ------------------
          Cash and cash equivalents                                                  741                        1,155

Investment in Mechanics Savings Bank                                              93,115                       94,220
Other assets                                                                          93                            -
                                                                      ------------------           ------------------
     Total assets                                                     $           93,949           $           95,375
                                                                      ==================           ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                                     $               18           $                7
Stockholders' equity                                                              93,931                       95,368
                                                                      ------------------           ------------------
     Total liabilities and stockholders' equity                       $           93,949           $           95,375
                                                                      ==================           ==================

Statement of Operations

                                                                      For the year ended           For the year ended
                                                                       December 31, 1999            December 31, 1998
                                                                      ------------------           ------------------
Dividends received from Mechanics Savings Bank                        $           11,360           $                -
Interest income                                                                       40                          127
Other expenses                                                                        17                           10
                                                                      ------------------           ------------------
  Income before income taxes and
     effect of Mechanics Savings Bank's earnings                                  11,383                          117
Income tax expense                                                                     8                           47
                                                                      ------------------           ------------------
  Income before income from Mechanics Savings Bank                                11,375                           70
Undistributed income from Mechanics Savings Bank                                   3,087                        8,626
                                                                      ------------------           ------------------
  Net income                                                          $           14,462           $            8,696
                                                                      ==================           ==================

Statement of Cash Flows                                                      For the year ended        For the year ended
                                                                              December 31, 1999         December 31, 1998
                                                                             ------------------        ------------------
Cash flows from operating activities:
    Net income                                                               $           14,462        $            8,696
                                                                             ------------------        ------------------
    Adjustments to reconcile net income to cash provided by operating activities:
              Undistributed income from Mechanics Savings Bank                           (3,087)                   (8,626)
              Amortization of investment security premiums/discounts, net                     -                       (49)
              Increase in other assets                                                      (92)                        -
              Increase in other liabilities                                                  11                         7
                                                                             ------------------        ------------------
                        Total adjustments                                                (3,168)                   (8,668)
                                                                             ------------------        ------------------
Net cash provided by operating activities                                                11,294                        28
                                                                             ------------------        ------------------

Cash flows from investing activities:
    Proceeds from sale of available-for-sale securities                                       -                     3,300
    Purchases of available-for-sale securities                                                -                    (3,251)
                                                                             ------------------        ------------------
Net cash provided by investing activities                                                     -                        49
                                                                             ------------------        ------------------

Cash flows from financing activities:
    Original capitalization, net of expenses                                                  -                     3,379
    Exercise of stock options                                                               667                        82
    Repurchase common stock                                                              (8,555)                        -
    Dividends paid                                                                       (3,820)                   (2,383)
                                                                             ------------------        ------------------
Net cash (used in) provided by financing activities                                     (11,708)                    1,078
                                                                             ------------------        ------------------

Net (decrease) increase in cash and cash equivalents                         $             (414)       $            1,155
                                                                             ------------------        ------------------

Cash and cash equivalents at beginning of period                             $            1,155        $                -
                                                                             ------------------        ------------------

Cash and cash equivalents at end of period                                   $              741        $            1,155
                                                                             ==================        ==================

23.  Acquisition of MECH by Webster:

On December 1, 1999, MECH and Webster entered into an Agreement which provides for, among other things, the acquisition of MECH by Webster through a stock-for-stock exchange. Contemporaneous with the completion of the acquisition, Mechanics Savings Bank, a wholly-owned subsidiary of MECH, will merge with and into Webster Bank, a wholly-owned subsidiary of Webster. The Agreement provides that shareholders of MECH will receive 1.52 shares of Webster common stock for each share of MECH common stock. The transaction is designed to be a tax-free exchange to the holders of MECH common stock and is to be accounted for as a purchase transaction. The Boards of Directors of MECH and Webster expect the transaction to close in the second quarter of 2000.

The Acquisition is subject to customary conditions, including but not limited to, the approval of federal bank regulatory authorities, the Connecticut Banking Commissioner and MECH shareholders, the issuance of a fairness opinion of MECH's financial advisor indicating that the transaction is fair to MECH shareholders, and the absence of a material adverse change in the business of Webster or MECH.

The transaction may be terminated by one or both of the companies' Boards of Directors if, among other things: (i) the average price of Webster stock during a trading period specified in the Agreement declines 20% or more on an absolute basis and 15% or more relative to a bank stock index created for this transaction; (ii) MECH Shareholders do not approve the transaction; (iii) all regulatory approvals are not obtained; (iv) the closing does not occur by August 31, 2000; (v) a breach of a representation or warranty made in the Agreement occurs that has or is likely to have a material adverse effect on either company; or (vi) there has been a material breach of any covenant or agreement contained in the Agreement.

In connection with the Agreement, MECH has issued an option to Webster, which, upon the occurrence of certain events, may result in the issuance of 19.9% of the outstanding MECH common stock to Webster at a per share exercise price equal to $34.50. The Agreement also includes a provision for break-up fees to either party upon the occurrence of certain events should the transaction not close as presently anticipated.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MECH Financial, Inc.:

We have audited the accompanying consolidated statements of condition of MECH Financial, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MECH Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                              /s/ KPMG LLP


Hartford, Connecticut
January 25, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Mechanics Savings Bank:


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Mechanics Savings Bank and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Mechanics Savings Bank and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


                              /s/ Coopers & Lybrand L.L.P.

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

Management is responsible for maintaining internal control and has established internal control components designed to provide reasonable assurance that transactions are recorded properly to permit preparation of financial statements, that transactions are executed in accordance with management's authorizations, and that assets are safeguarded from significant loss or unauthorized use. During 1999, management believes internal control was adequate to accomplish these objectives.

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

/s/ Edgar C. Gerwig                    /s/ Thomas M. Wood
-----------------------               --------------------------
Edgar C. Gerwig                        Thomas M. Wood
Chairman, President and                Executive Vice President
Chief Executive Officer                and Treasurer


Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 10.  Directors and Executive Officers of the Registrant

DIRECTORS

                                              Director           Term
                                  Age         Since (1)         Expires
                                  ---         ---------         -------
David Freeman                     55             1992             2001
Edgar C. Gerwig                   58             1985             2002
John J. Meehan                    54             1993             2002
Kevin A. North                    47             1995             2001
Robert G. Rayve                   62             1995             2001
Alfred R. Rogers                  68             1979             2000
Donald K. Wilson, Jr.             64             1991             2002
Barbara Brown Zikmund             60             1995             2000

______________
(1) The years of service as a Director in this column include the years of service by such person as a member of the Bank's Board of Directors.

Presented below is certain additional information concerning the directors of MECH Financial.

     David Freeman recently retired (2000) as the Chairman and Chief Executive Officer of Loctite Corporation (a specialty chemical company). From 1991 to 1993, he was the President and Chief Operating Officer and from 1990 to 1991 he served as Executive Vice President and Chief Operating Officer, of Loctite. He is a Director of Loctite, Lydall, Inc. and of Sealed Air Corporation.

     Edgar C. Gerwig joined the Bank in 1985 as President, Chief Executive Officer and Director. He was named to the additional post of Chairman in 1988. From 1975 to 1985 he was with The Norwich Savings Society, serving as President from 1981 to 1985. He began his banking career in 1962 at The Connecticut Bank and Trust Company, being elected a Vice President in 1975.

     John J. Meehan is the President and Chief Executive Officer of Hartford Hospital, the largest hospital located in the Hartford area. He has been employed in various capacities at Hartford Hospital since 1979.

     Kevin A. North has served as the President of Talcott Corporation, a privately held real estate advisory and property management company located in Hartford since July, 1995. Previously, until June 30, 1995, he served as Vice President and Director of Real Estate for the ITT Hartford Insurance Group.

     Robert G. Rayve is the Chairman, President and Chief Executive Officer and a Director of The Spencer Turbine Company (a manufacturer of air moving equipment). He has been employed by Spencer Turbine Company in various capacities since 1986. He is a member of the Board of Directors of Kingsbury, Inc.

     Alfred R. Rogers is currently an independent management consultant. On November 30, 1998 he retired as the President and Chief Executive Officer of the Urban League of Greater Hartford, which position he had held since July of 1995. He began with the Urban League as a management consultant in July 1994. Prior to that, he was a Regional Vice President of Connecticut Light and Power Company (the largest electric utility in Connecticut).

     Donald K. Wilson, Jr., is currently a partner of Green, Wilson & Associates, management consultants, Hartford. From 1994 until December 31, 1998, Mr. Wilson was a consultant with American Phoenix Corporation of Connecticut (an insurance brokerage company). In 1994 he retired as Executive Vice President from The Hartford Steam Boiler Insurance and Inspection Company which he had served in various capacities since 1962. He is a Director of Spencer Turbine Company and Salient 3 Communications, Inc.

     Barbara Brown Zikmund is President of the Hartford Seminary (a graduate school for religious leadership education and research). She has held this post since 1990. Before that she was Dean of the Faculty at Pacific School of Religion, Berkeley, California.

EXECUTIVE OFFICERS

                                                                                        TERM AT      BUSINESS EXPERIENCE
NAME                      AGE      POSITION                                              BANK        (LAST 5 YEARS)
Edgar C. Gerwig           58       Chairman, President and CEO                           1985        Same
Thomas M. Wood            47       Executive Vice President, Treasurer                   1986        Same
Richard W. Stout          55       Executive Vice President                              1987        Same
Brian A. Orenstein        39       Senior Vice President, Controller                     1988        Same
Eugene B. Marinelli       49       Senior Vice President, Commercial Lending             1994        Same
Gary J. Roman             45       Senior Vice President, Credit Administration          1996        Senior Vice President /
                                                                                                     Commercial Lending Officer
                                                                                                     Advest Bank 1991 -1995
Mary D. Negro             58       Senior Vice President, President of                   1987        Same
                                   Mechanics Investment Services
Gregory A. White          34       Senior Vice President, Investments                    1993        Same

Item 11.  Executive Compensation

Compensation of Directors

All Directors of the Company presently serve as Directors of the Bank, and are not separately compensated for that dual service. Each Director receives $600 for each Board meeting attended and $500 for each Committee meeting attended. Directors also receive an annual retainer of $6,000. The Chairman of the Audit Committee and the Chairman of the Organization and Compensation Committee each receives a fee of $1,000 as Chairman.

Mechanics Savings Bank 1996 Director Stock Option Plan

Effective with the Bank's conversion from mutual to stock form on June 25, 1996, the Bank's Board of Directors adopted the Mechanics Savings Bank 1996 Director Stock Option Plan (the "Director Plan"). The Director Plan was approved by the Bank's shareholders on April 23, 1997. In connection with the Reorganization of the Bank into a bank holding company structure, MECH Financial assumed certain obligations of the Bank under the Director Plan, including the substitution of the Company's common stock as the stock for which Options may be granted under the Director Plan. The Directors Plan is administered by the Organization and Compensation Committee. Under the Director Plan, each non-employee director who was a member of the Bank's Board of Directors on June 25, 1996, was granted options to purchase 6,666 shares of common stock of the Company over a 10-year period at an exercise price of $17.50 per share. The options are exercisable ratably (unless accelerated under certain conditions) over a five year period beginning on December 31, 1996. Non-employee Directors who are elected to the Board subsequent to June 25, 1996, receive similar stock options at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Non-employee Directors receive annual grants of 1,000 stock options exercisable at the fair market value of the stock on the date of grant commencing in the fifth year after his or her receipt of initial options, with all such options exercisable six months after grant. An aggregate of 105,800 stock options were originally available for grant under the Director Plan, of which 52,468 presently remain available for future grants.

Executive Compensation

All of the executive officers listed below are currently executive officers of the Bank. The Company has no existing plan or arrangement to pay any remuneration to executive officers of the Company in addition to the compensation that they receive as executive officers of the Bank.

The following table sets forth for the fiscal years ended December 31, 1997, 1998, and 1999 the cash and non-cash compensation paid or awarded by both the Company or the Bank to the five most highly compensated executive officers whose total annual salary and bonus for 1999 exceeded $100,000 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE
                          --------------------------

   Name and Principal Position   Year   Salary    Bonus (1)    Other Annual    Long Term         Insurance            Pension
                                                               Compensation   Compensation      Premiums (5)       Contributions (6)
                                                                   (2) (3)     Payout (4)
Edgar C. Gerwig                  1999   $319,982  $384,000        $2,000        $320,673            $11,226               $583,582
 Chairman, President and         1998   $274,610  $108,750        $2,000        $      -            $10,586               $136,821
 Chief Executive Officer         1997   $248,102  $ 56,616        $1,382        $      -            $ 9,977               $128,992

Thomas M. Wood                   1999   $159,423  $157,000        $1,594        $ 28,162            $ 2,885               $ 36,225
 Executive Vice President and    1998   $152,423  $ 53,106        $1,580        $      -            $ 2,754               $ 20,470
 Treasurer                       1997   $145,504  $ 27,820        $1,993        $      -            $ 2,668               $ 14,992

Richard W. Stout, Jr.            1999   $141,750  $139,250        $2,000        $119,171            $ 5,672               $ 43,327
 Executive Vice President        1998   $135,350  $ 46,944        $1,350        $      -            $ 5,442               $ 18,066
                                 1997   $128,739  $ 24,620        $1,763        $      -            $ 5,277               $ 13,392

Eugene B. Marinelli              1999   $115,231  $ 90,800        $    -        $ 35,242            $ 2,651               $ 14,582
 Senior Vice President           1998   $110,231  $ 30,740        $    -        $      -            $ 2,498               $ 12,887
                                 1997   $105,327  $ 16,160        $    -        $      -            $ 2,347               $  9,815

Brian A. Orenstein               1999   $112,231  $ 88,400        $1,943        $ 32,156            $ 1,116               $ 14,582
 Senior Vice President and       1998   $107,230  $ 29,870        $1,713        $      -            $ 1,059               $ 12,266
 Controller                      1997   $102,314  $ 15,664        $1,377        $      -            $ 1,030               $  9,280

(1) Represents amounts awarded to such officers as a cash bonus. The 1999 bonus represents awards for performance under the 1998 and 1999 bonus plans. Additional information on the cash bonus can be found under the caption "Organization and Compensation Committee Report" below.

(2) Includes contributions by the Bank matching the named officers' contributions to their 401(k) Plan accounts in accordance with the terms of that plan.

(3) No named executive officer received other perquisites, or any other personal benefits, securities or property exceeding $50,000 or 10% of the named officer's salary and bonus.

(4) Represents amounts previously earned and deferred (including interest thereon) in prior years and paid out in 1999. Additional information can be found under the caption "Long Term Incentive Compensation Plan" below.

(5) Represents premiums paid by the Bank for Individual Ordinary Life Insurance Policies for each of the named executive officers.

(6) Represents the contributions by the Bank allocated to such officers' accounts in connection with the Bank's Defined Contribution Pension Plan, amounts accrued to the SERP accounts of Mr. Wood and Mr. Stout and, in Mr. Gerwig's case only, amounts accrued by the Bank in connection with the Benefit Equalization Agreement. Additional information can be found under the captions "Benefit Equalization Agreement" and "Supplemental Employee Retirement Plan" below.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Value of Unexercised
                                                                      Number of Securities                In-The-Money
                                                                     Underlying Unexercised          Options/SARs At Fiscal
                                                                     Options/SARs At Fiscal               Year-End ($)
                          Shares Acquired    Value Realized         Year-End (#) Exercisable/             Exercisable/
Name                      on Exercise (#)       ($)  (1)                  Unexercisable                Unexercisable (2)
-----------------------------------------------------------------------------------------------------------------------------
Edgar C. Gerwig              15,000               255,945                  57,000 / 12,000           753,591 / 204,756
-----------------------------------------------------------------------------------------------------------------------------
Thomas M. Wood                   0                     0                   54,000 /  9,000           757,152 / 153,567
-----------------------------------------------------------------------------------------------------------------------------
Richard W. Stout, Jr.            0                     0                   48,000 /  8,000           673,024 / 136,504
-----------------------------------------------------------------------------------------------------------------------------
Eugene B. Marinelli              0                     0                   24,000 /  4,000           336,512 /  68,252
-----------------------------------------------------------------------------------------------------------------------------
Brian A. Orenstein               0                     0                   24,000 /  4,000           336,512 /  68,252
-----------------------------------------------------------------------------------------------------------------------------

(1) Based on an Option Price of $17.50 and a fair market value of $34.563 on December 31, 1999.
(2) Based on a fair market value of $34.563 on December 31, 1999 and Option Prices of $17.50 and $26.625 for various options.

Information Concerning Compensation Committee Interlocks

The Bank's Organization and Compensation ("O&C") Committee approves base salaries for executive officers of the Bank, and administers and grants awards under the Bank's stock option plans. None of the members of that Committee is or has previously been an officer or employee of the Company or the Bank, nor have any of the Company's or the Bank's executive officers served on the Board of Directors or compensation committee of a company employing any of the Company's or the Bank's directors.

Organization and Compensation Committee Report on Executive Compensation

The Organization & Compensation ("O&C") Committee of the Board of Directors makes recommendations on compensation for executive officers. Mr. Gerwig, who is both an executive officer and a director, participates in Committee discussions generally but does not participate in the decisions concerning his compensation. The Committee is currently comprised of three members, Donald K. Wilson, Jr. (Chairman), David Freeman, and Robert G. Rayve. No member of the Committee is employed by the Company or the Bank, nor do they participate in any of the Company's or the Bank's executive compensation plans.

The O&C Committee also makes recommendations to the Board of Directors concerning the grant of stock options plans pursuant to the 1996 Officer Stock Option Plan. Based on these recommendations, the Board makes decisions regarding the grant of any such options (with Mr. Gerwig not participating in decisions concerning himself). This Committee also makes recommendations to the Board of Directors on the Bonus Plan and other benefit plans for employees of the Bank.

The O&C Committee has a compensation policy for executive officers which takes into account the Company's and the Bank's performance, the accomplishment of business objectives, and the individual executive officer's contribution to earnings and shareholder value in setting executive officer compensation levels. The O&C Committee also considers the compensation paid by peer group institutions with the goal of being competitive in the attraction and retention of qualified executives. The three principal components of executive officer compensation are salary, bonus and stock options. The O&C Committee considers granting bonuses annually, but only when it determines that performance is meritorious and exceptional. For 1999, bonuses were determined pursuant to a formula which took into account consideration of such factors as the Bank's financial (a comparison of budgeted earnings per share and peer bank earnings per share) and regulatory performance for such year. For the year 1999, Mr. Gerwig received a salary of $319,982, a 16.52% increase from the salary of $274,610 for 1998. Mr. Gerwig's salary level is based on a comparison of compensation paid to chief executive officers of a peer group of New England and New York financial institutions with a similar asset size and on the performance of the Bank and of Mr. Gerwig, as judged by the O&C Committee. In 1999, Mr. Gerwig was paid bonuses of $192,000 for 1998 performance and $192,000 for 1999 performance based on the executive officer bonus formula discussed above. The Board of Directors did not reject or modify in any material way the recommendations of the O&C Committee for 1999 compensation.

EXECUTIVE COMPENSATION PURSUANT TO PLANS

Defined Contribution Money Purchase Pension Plan

The Bank has a Defined Contribution Money Purchase Pension Plan (the "Pension Plan") established in 1990. Employees become eligible for participation in the Pension Plan on attainment of age 21 and completion of one year of service with the Bank. The Pension Plan is subject to the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

Each year the Bank makes a contribution to the Pension Plan in an aggregate amount sufficient to allocate to each eligible participant's account an amount equal to such participant's compensation percentage and his or her excess compensation percentage. For plan years prior to 1996, the compensation percentage was 6% of an eligible employee's compensation (which was $160,000 in 1999 and varies from year to year due to changes in the cost of living). In 1995, the Bank amended the Pension Plan effective January 1, 1996 to reduce the compensation percentage to 2% of an eligible employee's compensation. For plan years prior to 1996, the pension plan provided that the excess compensation was 5.7% of an eligible employee's compensation (limited as set forth above) in excess of the applicable annual social security wage base. The 1995 amendment also reduced the excess compensation percentage to 2% of an eligible employee's excess compensation. In 1996, the pension plan was amended, effective January 1, 1997, to restore the 6% level of compensation (which would include for such calculation earnings up to $160,000) and 5.7% of excess compensation.

Participants become 100% vested in their Pension Plan accounts after five years employment with the Bank. Termination of employment prior to vesting results in a forfeiture by the employee of his or her account. Amounts in forfeited accounts are used to fund the Bank's aggregate Pension Plan contribution in the year of forfeiture.

The Bank's contributions to the Pension Plan are held and invested as a Trust Fund by the Bank as the Pension Plan's Trustee.

401(k) Plan

The Bank also has a 401(k) defined contribution plan (the "401(k) Plan") which was established in 1987. Employees become eligible for participation on attainment of age 21 and completion of one year of service with the Bank. The 401(k) Plan is also subject to the requirements of ERISA.

An eligible employee becomes a participant in the 401(k) Plan by authorizing the Bank to reduce the participant's base pay and to make a corresponding pre-tax contribution to the 401(k) Plan on the participant's behalf ranging from 2% to 15% of base pay. The Bank may also elect, on an annual basis, to match a portion of the employee's elective contributions for a plan year in an amount not to exceed 50% of an employee's elective contributions not exceeding 5% of such employee's compensation during the plan year. Matching contributions by the Bank are not required and are made at the sole discretion of the Bank. In 1999, the Bank made matching contributions to the 401(k) Plan equal to 25% of an employee's elective contribution up to 5% of compensation.

In addition, the Bank may choose to make supplemental contributions for a plan year in an amount to be determined by the Board of Directors. Any such supplemental contributions would not depend on whether an employee elected to defer any of his or her pay for the plan year. The Bank has not made any supplemental contributions to the 401(k) Plan.

Participants in the 401(k) Plan are 100% vested in their elective contributions account at all times. Participants are vested in Bank matching contributions made on their behalf at 20% of such contributions after one year (1,000 hours) of employment increasing by 20% for each subsequent year of employment with full vesting after five years. Forfeiture of Bank contributions are used to reduce future Bank contributions. The Bank is the 401(k) Plan's Trustee.

Long Term Incentive Compensation Plan

The Bank has a Long Term Incentive Plan (the "Bonus Plan") for senior officers, including the Named Executive Officers. The Board of Directors, based on Organization and Compensation Committee recommendations, determines awards under the Bonus Plan, which are paid each year following the end of the Bank's fiscal year based on the achievement of certain performance targets. Awards are made based only upon the level of performance as to articulated performance targets. Performance targets are established in the early part of each year. All awards are money awards, payable in cash, provided however that a senior officer may elect in advance to accept a certain percentage of the award in the form of a deferred payment. An executive officer electing deferral will have his award deemed to be placed in a nominal account (unsecured and unsegregated) at the Bank earning a return that is either based on the prime rate or the appreciation in fair market value of the Company's Common Stock during the period of deferral. The amounts by which deferral accounts constituted "above-market" or "preferential" earnings in 1999 (i.e., exceeded 120% of the applicable federal long-term rate as prescribed by Internal Revenue Code Section 1274(d)) for each Named Executive Officers are included in the "Other Annual Compensation" column of the Summary Compensation Table above. The deferral option in this plan was terminated during 1999. All deferral amounts were paid out during the fourth quarter of 1999.

The performance targets for the Bonus Plan vary each year as determined by the Board of Directors. In recent years, the targets have focused on improvements in the Bank's earnings performance and as measured against the performance of identified peer groups and Community Reinvestment Act performance.

Employee Stock Ownership Plan

The Bank has a leveraged Employee Stock Ownership Plan (the "ESOP"). The ESOP is subject to the eligibility, funding, participation, fiduciary, reporting and disclosure requirements of ERISA. Under existing circumstances, all Bank employees are eligible to participate in the ESOP once they have attained age 21 and completed one year of service with the Bank. The Bank may make contributions to the ESOP in cash or in Common Stock. The contributions are allocated to the accounts of the ESOP participants in the same proportion that their compensation for a Plan Year bears to the compensation of all ESOP participants for that year. The percentage of a participant's account that is non-forfeitable upon termination of employment before normal retirement at age 65 (the "vesting percentage") remains at zero in years one through five of the participant's employment with the Bank. All ESOP participants with more than five years of service with the Bank will be 100% vested in their ESOP accounts.

The Bank purchased 120,000 shares of the Bank's Common Stock (the "ESOP Stock") for the ESOP Plan on June 25, 1996 in connection with the Bank's conversion from mutual to capital stock form (the "Conversion"). The Bank borrowed $1.2 million from another financial institution to fund that purchase, the repayment of which is guaranteed by the Bank and secured by the Trustee's pledge of the Bank's Common Stock purchased with the ESOP. Upon the reorganization of the Bank into a holding company structure, the Bank's Common Stock that comprised the stock subject to the ESOP was exchanged for an equal number of shares of MECH Financial Common Stock ("ESOP Stock") which is awardable pursuant to the terms of the ESOP. The ESOP Stock will be allocated to the accounts of Bank employees participating in the ESOP over time, as the Bank's annual contributions are used to pay down the loan, freeing the ESOP Stock from the pledge. Contributions made to the ESOP by the Bank, as well as dividends on or proceeds from the sale of unallocated shares of ESOP Stock, may be applied to the payment of principal and interest on the loan. The ESOP is intended to comply with Sections 401(a), and (m), 409, 501(a) and 4975(e) of the Internal Revenue Code of 1986, as amended.

Employment Agreement

The Bank has entered into an employment agreement (the "Employment Agreement") with Mr. Gerwig, the Chairman, President and Chief Executive Officer of the Company and the Bank. The Employment Agreement, which became effective upon the completion of the Conversion, replaced an employment agreement between Mr. Gerwig and the Bank executed in June of 1985. The Company and the Bank are jointly and severally liable for certain obligations under the Employment Agreement.

The term of employment under the Employment Agreement currently extends until June 30, 2000 (the "Employment Period"). On July 1, 2000, and on the first day of July each year thereafter, the Employment Period will automatically be extended by successive one year terms unless either Mr. Gerwig or the Bank gives notice of his or its intention to terminate to the other prior to April 1 of that year. The Employment Agreement provides for an annual base salary and also provides for increases in subsequent years and for certain insurance, disability and other benefits as the Bank may make available to its employees. The Board of Directors may grant to Mr. Gerwig additional annual and long-term incentive compensation at its discretion.

The Bank may terminate Mr. Gerwig for cause (as defined in the Employment Agreement) at any time. In such event, Mr. Gerwig is entitled to receive compensation and benefits only up to the termination date. If the Bank terminates Mr. Gerwig without cause (which it may do at any time), or he leaves for good reason, Mr. Gerwig is entitled to severance of one year of base salary plus employee benefits for a one year period.

The Employment Agreement also provides a covenant not to compete with the business of the Bank for a period of one year after termination of employment and contains non-disclosure and non-interference covenants. The employment agreement is integrated with Mr. Gerwig's Change in Control Agreement (see below) such that the Employment Agreement terminates coincident with a Change in Control Agreement lump-sum payment.

Benefit Equalization Agreement

At the time Mr. Gerwig became employed by the Bank, the Bank agreed that it would provide Mr. Gerwig with retirement benefits such that he would not suffer a reduction in benefits from those he would have received had he remained with his previous employer through normal retirement age and received benefits under that employer's defined benefit pension plan.

Mr. Gerwig and the Bank agreed in 1991, which agreement was amended as set forth in a Benefit Equalization Agreement dated December 19, 1995, that the Bank will provide Mr. Gerwig with a lump sum payment at the time of his retirement or separation from service with the Bank. The amount of the payment will be an amount equal to the actuarial equivalent of an annual pension benefit, payable for ten years certain and life thereafter, of 60% of his average annual compensation (as defined below) less (i) the lump sum payment payable to him as a result of the termination in 1990 of the Bank's defined benefit pension plan,
(ii) the lump sum benefit payable to him under the Bank's existing Pension Plan, and (iii) the lump sum actuarial equivalent of the benefit payable to him under his previous employer's defined benefit pension plan. The payment will be reduced if Mr. Gerwig terminates his employment with the Bank prior to his reaching age 62. Average annual compensation is defined to mean the monthly average of Mr. Gerwig's compensation during the highest consecutive 36 months within 10 years from the date of separation, times 12.

The Benefit Equalization Agreement with Mr. Gerwig provides generally that the Bank's obligations thereunder shall not be funded and shall be paid out of the Bank's general funds as to any other of the Bank's general, unsecured creditors. In the event of a change in control of the Bank, however, the Bank shall fund the annual amounts necessary to make the required payment through the use of a non-qualified irrevocable trust, provided that (a) the assets of the trust shall be subject to the claim of the Bank's general creditors, and (b) the assets and income of the trust are not includable in Mr. Gerwig's gross taxable income under Section 83 or 402(b) of the Internal Revenue Code of 1986, as amended.
The Conversion did not constitute a change of control for the purposes of the Benefit Equalization Agreement.

Supplemental Employee Retirement Plan

The Bank adopted a Supplemental Employee Retirement Plan ("SERP") in 1998, effective January 1, 1998. The SERP is intended to supplement the retirement benefits payable to executives under the Bank's Pension Plan. Only Messrs. Wood and Stout have been included in the SERP.

The amount of annual compensation that the Pension Plan can take into account for any one year is limited by Internal Revenue Code Section 401(a)(17); the limit, which varies each year with increases in the cost of living, was $160,000 for 1999. The difference between that limit and the executive's total compensation for the year (assuming a positive difference) is multiplied by a percentage determined by the Board of Directors based on the percentage of compensation that would have been contributed to the executive but for the Internal Revenue Code limit (11.7% in 1999). The amount so determined is credited to a book account and deemed invested in an interest bearing account at a variable rate equal to the "Prime Rate" as published in the "Money Rates" column of the Wall Street Journal. Although any payment under the SERP is an unsecured, general obligation of the Bank, contractual payments are determined based on that formula.

If either executive terminates employment for reasons other than death or disability prior to the earlier of completion of five years of service (as determined under the Pension Plan) or the executive's normal retirement date, no benefits under the SERP are payable. Both Mr. Wood and Mr. Stout have completed five years of service.

Change in Control Agreements

The Bank has entered into change in control agreements (the "Change in Control Agreements") with the Named Executive Officers, and three other officers ("the executives"). The Change in Control Agreements became effective in June 1996. Upon the reorganization of the Bank into a holding company structure, the Company became a party to, and obligated under, the Change in Control Agreements. If a change in control of the Company or the Bank takes place while the executive is a full-time officer of the Company or the Bank, the executive generally is entitled to receive a lump sum severance payment equal to three times the higher of the executive's compensation (including long term compensation) for the most recently completed full calendar year or the average of the executive's latest three years of annual compensation. The executive is not entitled to receive, however, any payment under the Change in Control Agreements that would be considered an "excess parachute payment" under the Internal Revenue Code or which would be prohibited by order or regulation of the Federal Deposit Insurance Corporation.

A "change in control" is deemed to have occurred, with certain exceptions, if
(i) a person beneficially owns 25% or more of any class of voting securities of the Bank or the Company, without the approval of at least 75% of the members of the Company's or the Bank's Board of Directors prior to such person obtaining such percentage interest, (ii) a proxy contest to which the Company is a party takes place, as a consequence of which members of the Company's Board of Directors in office immediately prior to such event constitute less than 75% of the Board of Directors after such event, (iii) the Company or the Bank consummates certain mergers or consolidations or a sale of substantially all of its assets where the successor entity's voting power is not owned at least 50% by the shareholders of the Company, or (iv) the Board of Directors of the Company or the Bank determines that a person directly or indirectly exercises a controlling influence over the management or policies of the Company or the Bank.

Insurance Plans

The Company provides its full-time officers and employees with medical, major medical, life, dental, accidental death and dismemberment, and long-term disability insurance coverage under group plans which are available generally and on the same basis to all full-time employees. The Named Executive Officers have the option of obtaining Ordinary Life Insurance Policies in lieu of the above, the premiums for which are paid by the Bank and are disclosed in the Summary Compensation Table above.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on the Company's common stock with the cumulative total return of the companies on the S&P 500 Index and the reported total return of companies on the Keefe, Bruyette & Woods, Inc. New England Bank Index for the period commencing June 30, 1996 and ended December 31, 1999. The graph assumes a $100 investment on June 30, 1996.

                      [add performance graph insert here]

                                       KBW NEW                    Price Plus
                        S & P 500      ENGLAND         MECH       Cumulative
             Date         Index         Index         Indexed      Dividends
             ----         -----        -------        -------     ----------
            6/30/96       100.00        100.00        100.00      $   11.500
            9/30/96       103.07        112.37        129.35      $   14.875
           12/31/96       111.65        129.96        136.96      $   15.750
            3/31/97       114.66        134.95        145.65      $   16.750
            6/30/97       134.64        162.16        164.13      $   18.875
            9/30/97       144.71        191.36        228.26      $   26.250
           12/31/97       148.85        223.42        226.63      $   26.063
            3/31/98       169.57        237.02        265.22      $   30.500
            6/30/98       175.15        231.14        253.48      $   29.150
            9/30/98       157.76        181.19        219.83      $   25.280
           12/31/98       191.30        206.47        245.33      $   28.213
            3/31/99       200.82        189.09        280.91      $   32.305
            6/30/99       214.95        212.94        334.87      $   38.510
            9/30/99       201.55        192.39        296.47      $   34.094
           12/31/99       231.50        183.24        312.31      $   35.915

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires MECH Financial's directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock of MECH Financial, to file with the Securities Exchange Commission initial reports of ownership and reports of changes in ownership of MECH Financial's Common Stock. Officers, directors and ten percent (10%) shareholders are required by the Securities Exchange Commission's regulations to furnish MECH Financial with copies of all Section 16(a) forms they file.

To MECH Financial's knowledge, based solely on a review of the copies of such reports furnished to MECH Financial and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers and directors were complied with. The Company is unaware of any ten percent (10%) shareholder, and the Company's Certificate of Incorporation prohibits ownership of 10% or more except under limited circumstances.

Stock Ownership of Directors and Officers

The following table shows the beneficial ownership of shares of the Common Stock by individual directors, those executive officers named in the Summary Compensation Table, and by all directors and executive officers as a group as of the most recent practicable date (February 18, 2000).

                                    Amount and Nature
                                    -----------------
                                      of Beneficial
                                      -------------
Name of Beneficial Owner              Ownership (1)             Percent of Class (2)
------------------------              -------------             --------------------
Directors:
David Freeman                               7,334 (3)                    *
Edgar C. Gerwig                           116,533 (4) (5)              2.18%
John J. Meehan                              6,834 (3)                    *
Kevin A. North                             11,195 (3)                    *
Robert G. Rayve                             7,934 (3)                    *
Alfred R. Rogers                            6,440 (6)                    *
Donald K. Wilson                            9,633 (7)                    *
Barbara Brown Zikmund                       5,833 (3)                    *
Named Officers:
Thomas M. Wood                             75,319 (8)                    *
Richard W. Stout, Jr.                      57,805 (9)                    *
Eugene B. Marinelli                        38,137(10)                    *
Brian A. Orenstein                         33,539(11)                    *
All Directors and Executive               461,519(12)                  8.63%
Officers as a group (15)

(1) Beneficial ownership is direct except as otherwise indicated by footnote. All persons shown in the table have sole voting and investment power except as otherwise indicated.

(2) Based upon 5,347,705 shares issued and outstanding and subject to options exercisable within 60 days. No individual director or nominee, or executive officer beneficially owns more than one percent of the total number of outstanding shares, other than as shown above.

(3)  Includes 5,333 stock options exercisable within 60 days.

(4)  Mr. Gerwig is both a director and an executive officer.

(5) Includes 57,000 stock options exercisable within 60 days and 2,184 shares received pursuant to the Employee Stock Ownership Plan (the "ESOP"), and 38,059 shares held in the 401(K) Plan.

(6)  Includes 1,335 stock options exercisable within 60 days.

(7)  Includes 1,334 stock options exercisable within 60 days.

(8) Includes 54,000 options exercisable within 60 days, 2,184 shares received pursuant to the ESOP and 16,035 shares held in the 401(K) Plan.

(9) Includes 48,000 options exercisable within 60 days, 2,031 shares received pursuant to the ESOP and 7,131 shares held in the 401(K) Plan.

(10) Includes 24,000 options exercisable within 60 days, 1,765 shares received pursuant to the ESOP, and 12,373 shares held in the 401(K) Plan.

(11) Includes 24,000 options exercisable within 60 days, 1,712 shares received pursuant to the ESOP, and 4,648 shares held in the 401(K) Plan.

(12) Includes 302,336 stock options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Related Persons
As of December 31, 1999, there were no loans from the Bank or MECH Financial to directors, executive officers and their associates and affiliated businesses. There were no reportable transactions with such persons.

EXHIBIT   DESCRIPTION
-------   -----------

2 Agreement and Plan of Merger dated December 1, 1999 between Registrant and Webster Financial Corporation.

2.1 Amendment Number 1 to the Agreement and Plan of Merger dated December 21, 1999 between Registrant and Webster Financial Corporation.

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

10.7 Change in Control Agreement between Mechanics Savings Bank and Mary D. Negro (incorporated by reference from Exhibit 10.5 to Form 8-A filed by the Registrant on December 29, 1997).

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

10.11 Amendment No. 1 to Change of Control Agreement between the Registrant, Mechanics Savings Bank and Thomas M. Wood (incorporated by reference from Exhibit 10.11 to the 1997 Annual

          Report on Form 10-K filed by the Registrant on March 30, 1998).

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

10.15 Amendment No. 1 to Change of Control Agreement between the Registrant, Mechanics Savings Bank and Brian A. Orenstein (incorporated by reference from Exhibit 10.15 to the 1997 Annual Report on Form 10-K filed by the Registrant on March 30, 1998).

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

10.18     Change in Control Agreement between Mechanics Savings Bank and Gregory
          A. White dated May 19, 1998 (incorporated by reference from Exhibit
          10.18 to the 1998 Annual Report on Form 10-K filed by the Registrant on March 24, 1999).

10.19 Specimen Stockholder Agreement dated December 1, 1999, fifteen identical versions of which have been entered into by and between Webster Financial Corporation and, in each instance, one of each of the following shareholders of the Registrant: Edgar C. Gerwig; Thomas
          M. Wood; Richard W. Stout, Jr.; Eugene B. Marinelli; Brian A. Orenstein; Gary J. Roman; Gregory A. White; Mary D. Negro; David Freeman; John J. Meehan; Kevin A. North; Robert G. Rayve; Alfred R. Rogers; Donald K. Wilson, Jr.; and Barbara Brown Zikmund.

10.20 Option Agreement dated December 1, 1999 between MECH Financial, Inc. and Webster Financial Corporation.

21 Information regarding subsidiaries of Mechanics Savings Bank is hereby incorporated by reference from "Item 1 Business-Subsidiaries" of this Form 10-K.

23.1      Consent of KPMG LLP.

23.2      Consent of PricewaterhouseCoopers LLP.

27        Financial Data Schedule
(b)       Reports on Form 8-K:

     On December 10, 1999, the Registrant filed a Form 8-K that announced that the Registrant and Webster Financial Corporation ("Webster") had entered into an Agreement and Plan of Merger that provides for, among other things, the acquisition of the Registrant by Webster through a stock for stock exchange and the extemporaneous merger of Mechanics Savings Bank with and into Webster Bank. The Agreement and Plan of Merger provides that shareholders of the Registrant will receive 1.52 shares of Webster common stock for each share of the Registrant's common stock.

(c) The exhibits required by Item 601 of Regulation S-K are filed as a separate part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MECH Financial, Inc.
--------------------
Registrant

By  /s/ Edgar C. Gerwig                 By:  /s/ Thomas M. Wood
---------------------------------       ---------------------------------
Edgar C. Gerwig                         Thomas M. Wood
Chairman, President and                 Executive Vice President and
Chief Executive Officer                 Treasurer

By: /s/ Brian A. Orenstein
---------------------------------
Brian A. Orenstein
Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures/Title                             Date


/s/ Edgar C. Gerwig                          March 21, 2000
---------------------------------            --------------
Edgar C. Gerwig / Chairman
President and Chief Executive Officer

/s/ David Freeman                            March 21, 2000
---------------------------------            --------------
David Freeman / Director

/s/ Robert G. Rayve                          March 21, 2000
---------------------------------            --------------
Robert G. Rayve / Director

/s/ Alfred R. Rogers                         March 21, 2000
---------------------------------            --------------
Alfred R. Rogers / Director

/s/ Donald K. Wilson, Jr.                    March 21, 2000
---------------------------------            --------------
Donald K. Wilson, Jr. / Director

/s/ Barbara Brown Zikmund                    March 21, 2000
---------------------------------            --------------
Barbara Brown Zikmund / Director