Form 10-Q
period 2000-03-31
MECH FINANCIAL INC
filed 2000-05-15
CIK 1051123

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended March 31, 2000 or

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

                       Yes [X]                     No [ ]


                      Common Stock Par Value $.01 Per Share
                  5,155,113 Outstanding (as of March 31, 2000)

                                Table of Contents
                                -----------------

Part I.  Item 1.  Financial Information                                                               Page
              A.  Consolidated Statements of Condition as of March 31, 2000 and                         1
                       December 31, 1999

              B.  Consolidated Statements of Operations for the Three Month Periods                     2
                       Ended March 31, 2000 and March 31, 1999

              C.  Consolidated Statements of Changes in Stockholders' Equity for the Three              3
                       Month Periods Ended March 31, 2000 and March 31, 1999

              D.  Consolidated Statements of Cash Flows for the Three Month Periods Ended               4
                       March 31, 2000 and March 31, 1999

              E.  Notes to Consolidated Financial Statements                                            6


Part I. Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                         13

Part I. Item 3.   Quantitative and Qualitative Disclosures About Market Risk                            19

Part II.  Other Information                                                                             19

Signatures                                                                                              21

Exhibit                                                                                                 22

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Condition (unaudited)

(dollars in thousands)                                                                 March 31, 2000       December 31, 1999
                                                                                    -------------------- -----------------------
                                     ASSETS

Cash and due from banks:
        Non-interest-bearing deposits and cash                                          $    25,643            $    29,440
        Short-term investments                                                                1,060                    760
                                                                                        -----------            -----------
             Cash and cash equivalents                                                       26,703                 30,200

Investments:
        Available-for-sale, at market value                                                 214,781                226,027
        Held-to-maturity (market value at March 31, 2000 - $64,525;
                                     at December 31, 1999 - $65,949)                         67,765                 68,719
Federal Home Loan Bank stock, at cost                                                        19,287                 17,745
Loans, net                                                                                  736,670                741,722
Bank premises and equipment                                                                   3,656                  3,880
Accrued interest receivable                                                                   5,771                  5,571
Foreclosed real estate owned                                                                    389                    298
Cash surrender value life insurance                                                          17,904                 17,694
Goodwill                                                                                        613                    643
Other assets                                                                                  6,757                  7,194
                                                                                        -----------            -----------
                                                                                        $ 1,100,296            $ 1,119,693
                                                                                        ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Deposits                                                                        $   638,615            $   641,764
        Federal funds purchased                                                                   -                 34,000
        Other borrowings                                                                    353,985                342,985
        Mortgage escrow                                                                       4,322                  1,792
        Other liabilities                                                                     6,024                  5,221
                                                                                        -----------            -----------
             Total liabilities                                                            1,002,946              1,025,762
                                                                                        -----------            -----------


Stockholders' Equity:
        Preferred stock - par value $.01; 1,000,000 shares
             authorized, none issued                                                              -                      -
        Common stock - par value $.01; 15,000,000 shares
             authorized; 5,442,271 issued at March 31, 2000 and
             5,331,763 issued at December 31, 1999                                               54                     53
        Additional paid in capital                                                           54,943                 52,676
        Retained earnings                                                                    57,039                 54,847
        Accumulated other comprehensive loss                                                 (5,868)                (4,850)
        Less:  Treasury stock, at cost, 263,158 shares at March 31, 2000,
             262,394 shares at December 31, 1999                                             (8,578)                (8,555)
        Less: Unallocated ESOP shares (24,000 shares at March 31, 2000
             and December 31, 1999)                                                            (240)                  (240)
                                                                                        -----------            -----------
             Total stockholders' equity                                                      97,350                 93,931
                                                                                        -----------            -----------
                                                                                        $ 1,100,296            $ 1,119,693
                                                                                        ===========            ===========


  The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands except for earnings per share)                                                For the three months ended
                                                                                      March 31, 2000          March 31, 1999
                                                                                   --------------------    --------------------
Interest income:
     Interest and fees on loans                                                          $ 13,899                 $ 12,738

     Interest and dividends on investment securities:
        Interest on debt securities                                                         4,430                    4,386
        Dividends on equity securities                                                        360                      232
                                                                                         --------                 --------
                                                                                            4,790                    4,618
     Other interest income                                                                    298                      326
                                                                                         --------                 --------
        Total interest income                                                              18,987                   17,682
                                                                                         --------                 --------
Interest expense:
     Interest on deposits:
        Savings deposits                                                                      809                      754
        Time deposits                                                                       4,097                    4,862
                                                                                         --------                 --------
        Total interest on deposits                                                          4,906                    5,616

     Interest on federal funds purchased                                                      180                        -
     Interest on other borrowings                                                           5,143                    3,242
                                                                                         --------                 --------
        Total interest expense                                                             10,229                    8,858
                                                                                         --------                 --------
        Net interest income                                                                 8,758                    8,824
Provision for loan losses                                                                       -                        -
                                                                                         --------                 --------
Net interest income after provision for loan losses                                         8,758                    8,824
                                                                                         --------                 --------
Other income:
     Investment brokerage services commissions                                                726                      604
     Service charges on deposit accounts                                                      697                      687
     Appreciation of cash surrender value life insurance                                      241                      228
     Loan servicing and other fees                                                            123                      142
     Income from investment in Real Estate Partnership                                          -                       13
     Gain on sale of headquarters building owned by
          the Real Estate Partnership                                                           -                    2,096
     Net gain on calls / sales of investment securities                                         -                        5
     Net gain on sales of loans                                                                 3                        3
     Other                                                                                    268                      274
                                                                                         --------                 --------
        Total other income                                                                  2,058                    4,052
                                                                                         --------                 --------
Other expenses:
     Salaries, commissions and employee benefits                                            3,736                    3,283
     Occupancy                                                                                774                      775
     Data processing                                                                          316                      313
     Furniture and equipment                                                                  216                      245
     Advertising                                                                              153                      251
     Communications                                                                           137                      138
     Legal and accounting                                                                     135                      145
     Operation of foreclosed real estate owned                                                 20                      103
     Write-downs and net losses on sale
          of foreclosed real estate owned                                                       -                        -
     Amortization of goodwill                                                                  29                       29
     Other                                                                                    564                      696
                                                                                         --------                 --------
        Total other expenses                                                                6,080                    5,978
                                                                                         --------                 --------
     Income before income taxes and extraordinary item                                      4,736                    6,898
        Income tax expense                                                                  1,529                    2,317
                                                                                         --------                 --------
     Income before extraordinary item                                                       3,207                    4,581
        Extraordinary item, early extinguishment of
           borrowings, net of tax (Note 6)                                                      -                     (435)
                                                                                         --------                 --------
     Net income                                                                          $  3,207                 $  4,146
                                                                                         ========                 ========
Earnings per share:
     Basic:
           Income before extraordinary item                                              $   0.63                 $   0.90
           Extraordinary item                                                            $      -                 $  (0.09)
           Net income                                                                    $   0.63                 $   0.81

     Diluted:
           Income before extraordinary item                                              $   0.62                 $   0.87
           Extraordinary item                                                            $      -                 $  (0.08)
           Net income                                                                    $   0.62                 $   0.79

Weighted average shares outstanding:
     Basic                                                                                  5,073                    5,099
     Diluted                                                                                5,214                    5,251

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
For the three months ended March 31, 2000 and 1999

                                                                                 Accumulated
                                                         Additional                 Other                    Unallocated
                                              Common      Paid in    Retained   Comprehensive    Treasury       ESOP
(in thousands)                                 Stock      Capital    Earnings   Income (Loss)     Stock        Shares       Total
                                             --------    --------    --------     --------      --------      --------     --------
Balance at December 31, 1998                 $     53    $ 51,430    $ 44,205     $    160      $      -      $   (480)    $ 95,368
Comprehensive income:
      1999 net income                               -           -       4,146            -             -             -        4,146
      Net unrealized gains (losses) on
           securities, net of
           reclassification adjustment              -           -           -         (436)            -             -         (436)

                                                                                                                           --------
Comprehensive income                                                                                                          3,710
                                                                                                                           --------
Treasury stock purchased (261,500 shares)           -           -           -            -        (8,523)            -       (8,523)

Dividends paid ($0.15 per share)                    -           -        (796)           -             -             -         (796)

Exercise of stock options                           -          55           -            -             -             -           55
                                             --------    --------    --------     --------      --------      --------     --------
  Balance at March 31, 1999                  $     53    $ 51,485    $ 47,555     $   (276)     $ (8,523)     $   (480)    $ 89,814
                                             ========    ========    ========     ========      ========      ========     ========


Balance at December 31, 1999                 $     53    $ 52,676    $ 54,847     $ (4,850)     $ (8,555)     $   (240)    $ 93,931
Comprehensive income:
      2000 net income                               -           -       3,207            -             -             -        3,207
      Net unrealized gains (losses)
           on securities, net of
           reclassification adjustment              -           -           -       (1,018)            -             -       (1,018)

                                                                                                                           --------
Comprehensive income                                                                                                          2,189
                                                                                                                           --------
Treasury stock purchased (764 shares)               -           -           -            -           (23)            -          (23)

Dividends paid ($0.20 per share)                    -           -      (1,015)           -             -             -       (1,015)

Exercise of stock options                           1       2,267           -            -             -             -        2,268
                                             --------    --------    --------     --------      --------      --------     --------
  Balance at March 31, 2000                  $     54    $ 54,943    $ 57,039     $ (5,868)     $ (8,578)     $   (240)    $ 97,350
                                             ========    ========    ========     ========      ========      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                             For the three months ended
(in thousands)                                                                          March 31, 2000        March 31, 1999
                                                                                     --------------------  --------------------
Cash flows from operating activities:
     Net income                                                                                 $   3,207             $   4,146
                                                                                                ---------             ---------
     Adjustments to reconcile net income to cash provided by operating activities:
                    Depreciation and amortization                                                     224                   256
                    Amortization of investment security premiums/discounts, net                         8                   (13)
                    Deferred loan costs, net of amortization                                          155                  (239)
                    Net gain on sale of loans                                                          (3)                   (3)
                    Proceeds from loan sales                                                          207                   302
                    Originations of loans held for sale                                              (204)                 (299)
                    Realized gains on available-for-sale securities                                     -                    (5)
                    Increase in interest and dividend receivables                                    (200)                 (688)
                    Income from investment in Real Estate Partnership                                   -                   (13)
                    Gain on sale of Real Estate Partnership                                             -                (2,096)
                    Increase in cash surrender value life insurance                                  (210)                 (199)
                    Increase (decrease) in other assets                                             1,011                  (117)
                    Increase in other liabilities                                                     803                   238
                                                                                                ---------             ---------
                              Total adjustments                                                     1,791                (2,876)
                                                                                                ---------             ---------
Net cash provided by operating activities                                                           4,998                 1,270
                                                                                                ---------             ---------

Cash flows from investing activities:
     Proceeds from principal payments on available-for-sale securities                              9,907                18,255
     Proceeds from principal payments on held-to-maturity securities                                  963                10,152
     Proceeds from maturities and calls of available-for-sale securities                                -                 3,000
     Proceeds from maturities and calls of held-to-maturity securities                                  -                 6,000
     Purchases of available-for-sale securities                                                      (256)              (58,905)
     Purchases of held-to-maturity securities                                                           -               (14,189)
     Purchases of Federal Home Loan Bank stock                                                     (1,542)               (4,500)
     Net originations and purchases of loans                                                        4,699               (30,709)
     Proceeds from sale of Real Estate Partnership                                                      -                15,610
     Decrease in investment in Real Estate Partnership                                                  -                    40
     Proceeds from sale of foreclosed real estate owned                                               123                   448
     Purchases of bank premises and equipment                                                           -                   (73)
                                                                                                ---------             ---------
Net cash provided by (used in) investing activities                                                13,894               (54,871)
                                                                                                ---------             ---------

Cash flows from financing activities:
     Net increase in demand deposits, money market and savings accounts                             3,657                 2,898
     Net decrease in certificates of deposit                                                       (6,806)              (19,664)
     Net increase in mortgage escrow                                                                2,530                 2,309
     Increase in FHLB borrowings                                                                  467,040               345,540
     Repayments of FHLB borrowings                                                               (456,040)             (268,540)
     Increase in federal funds purchased                                                          163,500                     -
     Repayments of federal funds purchased                                                       (197,500)                    -
     Issuance of common stock                                                                       2,268                    55
     Dividends paid                                                                                (1,015)                 (796)
     Purchases of treasury stock                                                                      (23)               (8,523)
                                                                                                ---------             ---------
Net cash provided by (used in) financing activities                                               (22,389)               53,279
                                                                                                ---------             ---------

Net decrease in cash and cash equivalents                                                          (3,497)                 (322)
                                                                                                ---------             ---------



Cash and cash equivalents at beginning of period                                                   30,200                21,987
                                                                                                ---------             ---------

Cash and cash equivalents at end of period                                                      $  26,703             $  21,665
                                                                                                =========             =========

  The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)

                                                                                                For the three months ended
(in thousands)                                                                             March 31, 2000        March 31, 1999
                                                                                        --------------------  --------------------
Non-cash investing and financing activities
     Change in net unrealized gain (loss) on securities available-for-sale                     $(1,585)             $  (753)
     Change in net unrealized gain (loss) on securities held-to-maturity                             6                   27
     Transfer of loans to foreclosed real estate owned                                             196                  580
Supplemental disclosures of cash flow information
     Income taxes paid                                                                               -                   50
     Income tax refunds received                                                                 1,300                    -
     Interest paid                                                                               5,463                8,748

  The accompanying notes are an integral part of these consolidated financial statements

MECH Financial, Inc.
Notes to Consolidated Financial Statements

Note 1 - Basis of Financial Statement Presentation

On December 1, 1999, the Company and Webster Financial Corporation ("Webster") entered into an Agreement and Plan of Merger which provides for, among other things, the acquisition of MECH by Webster through a stock-for-stock exchange. Contemporaneous with the completion of the acquisition, Mechanics Savings Bank, a wholly-owned subsidiary of MECH, will merge with and into Webster Bank, a wholly-owned subsidiary of Webster. The Agreement provides that shareholders of MECH will receive 1.52 shares of Webster common stock for each share of MECH common stock. The transaction is designed to be a tax-free exchange to the holders of MECH common stock and is to be accounted for as a purchase transaction. The Boards of Directors of MECH and Webster expect the transaction to close in the second quarter of 2000.

The accompanying unaudited consolidated financial statements include the accounts of MECH Financial, Inc. and its wholly-owned subsidiary, Mechanics Savings Bank. Mechanics Savings Bank and its wholly-owned subsidiaries include Mech Corporation, Mech Two Corporation, Mech Three Corporation, Eighty Pearl Street Corporation, Mechanics Investment Services, Inc. and Mechanics Mortgage Company ("MMC"). Effective April 18, 2000, the Company dissolved Mech Corporation, Mech Two Corporation, Mech Three Corporation and Eighty Pearl Street Corporation in preparation for the pending merger. These subsidiaries had been dormant for at least one year prior to the dissolution.

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1999 Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Dollars are presented in thousands, except for per share data, in the following footnotes.

Note 2 - Investments

The amortized cost and market values as of March 31, 2000 of available-for-sale securities were as follows:

                                                                                     Gross            Gross          Estimated
                                                                 Amortized        Unrealized       Unrealized          Market
                                                                    Cost             Gains           Losses            Value
                                                                 ----------       ----------       ----------        ---------
United States Government obligations                             $   14,996       $        -       $    1,104        $  13,892
Debt securities issued by foreign governments                           100                -                -              100
Corporate debt securities                                             2,997                -              105            2,892
Mortgage-backed securities                                          184,452              174            6,337          178,289
Marketable equity securities                                          3,181               46              599            2,628
Mutual funds                                                         17,437                8              465           16,980
                                                                 ----------       ----------       ----------        ---------
                                                                 $  223,163       $      228       $    8,610        $ 214,781
                                                                 ==========       ==========       ==========        =========

The amortized cost and market values as of December 31, 1999 of available-for-sale securities were as follows:

                                                                                     Gross            Gross          Estimated
                                                                 Amortized        Unrealized       Unrealized          Market
                                                                    Cost             Gains           Losses            Value
                                                                 ----------       ----------       ----------        ---------
United States Government obligations                             $   14,996       $        -       $      889        $  14,107
Debt securities issued by foreign governments                           100                -                -              100
Corporate debt securities                                             2,997                -               70            2,927
Mortgage-backed securities                                          194,368              220            5,021          189,567
Marketable equity securities                                          3,182               44              613            2,613
Mutual funds                                                         17,181                1              469           16,713
                                                                 ----------       ----------       ----------        ---------
                                                                 $  232,824       $      265       $    7,062        $ 226,027
                                                                 ==========       ==========       ==========        =========

The amortized cost and market values as of March 31, 2000 of held-to-maturity securities were as follows:

                                                                                     Gross             Gross         Estimated
                                                                 Amortized        Unrealized        Unrealized         Market
                                                                    Cost             Gains            Losses           Value
                                                                 ----------       ----------        ----------       ---------
United States Government                                         $   27,000       $        -       $    1,999        $  25,001
Debt securities issued by foreign governments                           250                -                -              250
Corporate debt securities                                             1,000                -              220              780
Mortgage-backed securities                                           39,515              214            1,235           38,494
                                                                 ----------       ----------       ----------        ---------
                                                                 $   67,765       $      214       $    3,454        $  64,525
                                                                 ==========       ==========       ==========        =========

The amortized cost and market values as of December 31, 1999 of held-to-maturity securities were as follows:

                                                                                     Gross            Gross          Estimated
                                                                  Amortized       Unrealized       Unrealized          Market
                                                                     Cost            Gains           Losses            Value
                                                                  ---------       ----------       ----------        ---------
United States Government                                          $  27,000       $        -       $    1,883        $  25,117
Debt securities issued by foreign governments                           250                -                -              250
Corporate debt securities                                             1,000                -              208              792
Mortgage-backed securities                                           40,469              300              979           39,790
                                                                  ---------       ----------       ----------        ---------
                                                                  $  68,719       $      300       $    3,070        $  65,949
                                                                  =========       ==========       ==========        =========

Note 3 - Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

                                          For the three months ending
                                         March 31,           March 31,
                                           2000                1999
                                        ----------           ---------
Balance at beginning of year            $   11,035           $  12,301
Provision for loan losses                        -                   -
Loan charge-offs                              (339)               (624)
Loan recoveries                                117                 177
                                        ----------           ---------
Balance                                 $   10,813           $  11,854
                                        ==========           =========

Note 4 - Non-Performing Assets

The components of non-performing assets were as follows:

                                          March 31, 2000    December 31, 1999
                                          --------------    -----------------
Non-accrual loans                         $        2,207    $           1,992
Accruing loans past due > 90 days                      -                    -
                                          --------------    -----------------
     Total non-performing loans                    2,207                1,992
Foreclosed real estate owned                         389                  298
                                          --------------    -----------------
Total non-performing assets               $        2,596    $           2,290
                                          ==============    =================

Non-performing assets as a
     percentage of total assets                     0.24%                0.20%
                                          ==============    =================
Non-performing assets as a
     percentage of gross loans and
     foreclosed real estate owned                   0.35%                0.30%
                                          ==============    =================
Allowance for loan losses
     as a percentage of
     non-performing loans                         489.94%              553.97%
                                          ==============    =================

Note 5 - Investment in Real Estate Partnership

The Bank's subsidiary, Eighty Pearl Street Corporation owns 50% of Pearl Street Associates Limited Partnership. This partnership previously owned (see below) the building at 100 Pearl Street, Hartford, CT which houses the Bank's banking and corporate offices.

During the first quarter of 1999, the Real Estate Partnership sold the building at 100 Pearl Street to New Boston Limited Partnership, an independent third party. Eighty Pearl Street Corporation received proceeds of $15.70 million and recognized a $2.10 million gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

Note 6 - Borrowings

Advances from the Federal Home Loan Bank of Boston ("FHLB") and the repayment schedule were as follows:


     Maturity Date              Interest Rate       March 31, 2000       December 31, 1999
     -------------              -------------       --------------       -----------------
January 14, 2000                      5.79%            $      -               $ 30,000
January 26, 2000                      6.17                    -                 25,000
February 2, 2000                      5.91                    -                 10,000
February 4, 2000                      5.72                    -                 30,000
February 7, 2000                      6.03                    -                  7,000
February 16, 2000                     5.12                    -                 20,000
March 24, 2000                        5.82                    -                 28,000
April 5, 2000                         5.90               20,000                      -
April 12, 2000                        5.95               10,000                      -
April 14, 2000                        6.03               25,000                      -
April 19, 2000                        6.08                6,000                      -
April 26, 2000                        6.13               20,000                      -
June 7, 2000                          4.85               10,000                 10,000
June 7, 2000                          6.03               10,000                      -
July 12, 2000                         6.03               20,000                      -
July 26, 2000                         6.03               25,000                      -
August 16, 2000                       6.13               35,000                      -
September 27, 2000                    6.37               20,000                      -
February 27, 2001                     5.71                7,000                  7,000
June 25, 2001                         5.97               30,000                 30,000
December 17, 2001                     5.95               10,000                 10,000
March 12, 2003                        5.78                8,745                  8,745
March 21, 2003 **                     4.99                    -                 20,000
November 3, 2004 *                    5.80               10,000                 10,000
November 8, 2004 *                    5.44               30,000                 30,000
April 21, 2006*                       4.85               20,000                 20,000
May 8, 2008 *                         5.52               10,000                 10,000
June 4, 2008 *                        5.52               10,000                 10,000
October 6, 2008 *                     4.49                7,000                  7,000
April 8, 2013 *                       5.49               10,000                 10,000
March 24, 2014 **                     3.99%                   -                 10,000
                                                       --------               --------
                                                       $353,745               $342,745
                                                       ========               ========

* initial call dates ranging from April 2000 to April 2003

** called

During the first quarter of 1999, the Bank prepaid a $20,000 FHLB advance scheduled to mature October 20, 2000 that carried an interest rate of 6.24% which resulted in a $432 prepayment penalty. In addition, the Bank prepaid a $10,000 FHLB advance scheduled to mature on October 20, 2000 that carried an interest rate of 6.21% and incurred a $223 prepayment penalty. Due to these prepayment penalties, the Company reported a $435 extraordinary item, which is net of $220 in taxes, due to the early extinguishment of borrowings during the first quarter of 1999. This reduced earnings per share by $0.09 and $0.08 on a basic and diluted basis, respectively. During the first quarter of 1999, the Bank took advantage of fluctuations in interest rates and restructured its borrowing portfolio accordingly.

The Bank has access to a pre-approved line of credit up to approximately $15,000 and the capacity to borrow in excess of 40% of the Bank's total assets. In accordance with an agreement with the FHLB, the Bank is required to maintain qualified collateral, as defined in the FHLB Statement of Credit Policy, free and clear of liens, pledges and encumbrances as collateral for the advances.

The Employee Stock Ownership Plan ("ESOP") borrowed $1,200 to purchase 120,000 shares of the Bank's stock for the ESOP in conjunction with the Bank's conversion from a Connecticut-chartered mutual savings bank to a Connecticut-chartered capital stock savings bank, completed on June 25, 1996. The shares in the ESOP were converted into shares of MECH Financial, Inc. on January 1, 1998. At March 31, 2000 and December 31, 1999, this borrowing had an outstanding balance of $240. The loan's final principal payment is due on December 31, 2000. The loan carries an interest rate equal to the prime rate. The Bank has fully guaranteed this borrowing.

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

The weighted average shares outstanding totaled 5,072,701 and 5,099,172 for the quarters ended March 31, 2000 and 1999, respectively. The effect of dilutive stock options was 141,334 and 151,704 shares for the quarters ended March 31, 2000 and 1999, respectively.

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

The following table represents the components and the related tax effects allocated to other comprehensive income for the first quarter of 2000:

                                                    Before           Tax           Net of
                                                      Tax         (Expense)         Tax
                                                    Amount         Benefit         Amount
                                                  ------------   ------------    -----------
Net unrealized gains (losses) on securities
     arising during the period                        $(1,585)         $ 563        $(1,022)
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                       6             (2)             4
                                                  ------------   ------------    -----------
Net unrealized gains (losses) on securities           $(1,579)         $ 561        $(1,018)
                                                  ============   ============    ===========


The following table represents components and the related tax effects allocated to other comprehensive income for the first quarter of 1999:

                                                        Before            Tax            Net of
                                                         Tax           (Expense)          Tax
                                                        Amount          Benefit          Amount
                                                      -----------     ------------     -----------
Net unrealized gains (losses) on securities
     arising during the period                            $ (753)           $ 301          $ (452)
Accretion of unrealized loss on securities
     transferred from available-for-sale to
     held-to-maturity                                         27              (11)             16
                                                      -----------     ------------     -----------
Net unrealized gains (losses) on securities               $ (726)           $ 290          $ (436)
                                                      ===========     ============     ===========


Note 10 - Stockholders' Equity

During the first quarter of 1999, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in negotiated and/or open market purchases. During the first quarter of 1999, the Company completed the program and purchased 261,500 shares of common stock at a cost of $8.52 million. Since this repurchase program, the Company's treasury stock has increased due to shares tendered in connection with the exercise of stock options. At March 31, 2000, there were 263,158 shares of treasury stock.

On April 18, 2000, the Company declared a quarterly dividend of $0.20 per share on its common stock. The dividend will be paid on May 12, 2000 to shareholders of record on May 1, 2000.

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

Overview

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

The Company reported net income of $3.21 million for the first quarter ended March 31, 2000 compared to $4.15 million for the same period in 1999. During the first quarter of 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices to New Boston Limited Partnership, an independent third party. The subsidiary received proceeds of $15.70 million and recognized a $2.10 million gain on the sale. The Bank will continue to occupy its banking and office space at 100 Pearl Street under a long-term lease.

Financial Condition

Total assets as of March 31, 2000 were $1,100.30 million representing a decrease of $19.39 million or 1.7% from $1,119.69 million at December 31, 1999. The Company's Tier 1 leverage ratio was 9.16% at March 31, 2000 compared to 8.75% at December 31, 1999. The Company's total risk-based capital ratio was 15.56% at March 31, 2000 compared to 14.82% at December 31, 1999.

Cash and cash equivalents decreased from $30.20 million at December 31, 1999 to $26.70 million at March 31, 2000. At December 31, 1999, the Company retained additional currency in preparation for the century day change. The Company continues to efficiently manage cash and cash equivalents to balance the need for liquidity with the need for increased yields.

Investment securities decreased $12.20 million or 4.1% from $294.75 million at December 31, 1999 to $282.55 million at March 31, 2000 primarily due to a decrease in the mortgage-backed securities portfolio of $12.23 million. At March 31, 2000, the Company held $67.77 million in securities classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Due to increased FHLB borrowings, the Company was required to purchase additional shares of stock totaling $1.54 million from the FHLB during the first three months of 2000. The Company believes that these shares provide above average dividend yields for the risk characteristics of such investments.

Net loans decreased $5.05 million or 0.7% from $741.72 million at December 31, 1999 to $736.67 million at March 31, 2000. The majority of the decrease came from a $5.25 million decrease in loans secured by one- to four-family real estate. The allowance for loan losses totaled $10.81 million at March 31, 2000 compared to $11.04 million at December 31, 1999. There was no provision for loan losses recorded during the three months ended March 31, 2000 and net charge-offs totaled $222,000. The allowance for loan losses as a percentage of non-performing loans was 553.97% and 489.94% at December 31, 1999 and March 31, 2000, respectively.

Foreclosed real estate owned increased from $298,000 at December 31, 1999 to $389,000 at March 31, 2000. The Company sold five properties totaling $123,000 during the three months ended March 31, 2000. There were no write-downs and net losses on sale of foreclosed real estate owned for the first three months of 2000 and 1999.

Non-performing assets totaled $2.60 million at March 31, 2000 compared to $2.29 million at December 31, 1999. Charge-offs on non-performing loans reduced non-performing assets by $339,000. Sales of foreclosed real estate owned accounted for an additional $123,000 of the reductions. There were other reductions of non-performing assets of $702,000 due to payoffs, payments and loans returning to accrual status. These reductions were offset by $1.47 million in additions to non-performing assets since December 31, 1999. Non-performing assets as a percentage of total assets was 0.20% at December 31, 1999 and 0.24% at March 31, 2000. Non-performing assets as a percentage of total loans and foreclosed real estate owned was 0.30% at December 31, 1999 and 0.35% at March 31, 2000.

Deposits decreased 0.5% from $641.76 million at December 31, 1999 to $638.62 million at March 31, 2000. There was an overall decrease in certificates of deposit of $6.81 million, demand deposits of $1.95 million and money market passbook accounts of $1.07 million which were partially offset by a $6.54 million increase in money market checking.

During the quarter, the Company repaid its $34.0 million in federal funds purchased. Borrowings from the FHLB increased $11.00 million from December 31, 1999 to March 31, 2000. The Company's $353.75 million of FHLB advances carry a weighted average rate of 5.81% and have a weighted average contractual maturity of 2.2 years. At December 31, 1999, FHLB advances totaled $342.75 million and carried a weighted average rate of 5.54% and a weighted average contractual maturity of 2.9 years. In addition, $97.00 million or 27.4% of the FHLB borrowings at March 31, 2000 were callable and had call dates ranging from April 2000 to April 2003.

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

The Bank manages its liquidity position to ensure that there is sufficient funding available at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The Bank monitors its liquidity in accordance with guidelines established under its asset/liability management policy and applicable regulatory requirements. On a monthly basis, management monitors the Bank's liquidity position by analyzing the amount of securities available for repurchase agreements, the Bank's borrowing capacity at the FHLB, the expected level of cash flows from loans and mortgage-backed securities, the expected prepayments from loans and mortgage-backed securities, and the Bank's levels of cash and short-term investments. At March 31, 2000, management believes its current liquidity level is sufficient to meet normal operating needs.

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

The Company models its forecasted balance sheet using interest rate ramps, shocks and a most likely interest rate scenario over a 24 month time horizon. In accordance with its funds management policy, the Company measures its interest rate sensitivity by ramping interest rates in one hundred basis point increments from -400 to +400 basis points from the current rate environment. From this 800 basis point grid, the asset/liability committee selects the most likely 400 basis point interest rate range based on the current interest rate environment, as well as other economic factors. The Company will accept equal to or less than a 10% change in net interest income over the next 12 months within the selected 400 basis point band. At March 31, 2000, the Company was within its policy guideline, and the Company believes its level of interest rate sensitivity was appropriate.

Capital Resources

At March 31, 2000, the Company's stockholders' equity totaled $97.35 million representing a 3.6% increase from the $93.93 million in capital at December 31, 1999. At March 31, 2000, the Company had a Tier 1 leverage capital ratio of 9.16% and a total risk-based capital ratio of 15.56%. The Company's Tier 1 leverage capital ratio was 8.75% and its total risk-based capital ratio was 14.82% at December 31, 1999.

As of December 31, 1999 and March 31, 2000, the Company meets all capital adequacy requirements to which it is subject and was classified, as of its most recent notification, as "well capitalized". The Company believes its current capital is adequate to support operations and anticipated future growth.

Results of Operations

For the quarters ended March 31, 2000 and 1999

For the quarter ended March 31, 2000, the Company reported net income of $3.21 million or $0.62 per diluted share compared to $4.15 million or $0.79 per diluted share for the same period in 1999. During the first quarter of 1999, the Real Estate Partnership (50% owned by a Bank subsidiary) sold its interest in 100 Pearl Street in Hartford, CT which houses the Bank's banking and corporate offices and recognized a $2.10 million gain on the sale. Also during the first quarter of 1999, the Company prepaid $30.00 million in FHLB advances which resulted in a $435,000 extraordinary item, net of $220,000 in taxes due to the early extinguishment of debt.

Net Interest Income

Net interest income totaled $8.76 million for the three months ended March 31, 2000 compared to $8.82 million for the same period in 1999, representing a $66,000 decrease. The net interest margin decreased from 3.66% for the quarter ended March 31, 1999 to 3.33% for the same period in 2000. Average interest-earning assets increased $80.47 million while average interest-bearing liabilities increased $62.62 million. Average net loans and investment securities increased $74.39 million and $8.82 million, respectively. Mortgage-backed securities were the main reasons for the increase in average investment securities. Average net loans increased primarily due to a $45.38 million increase in one- to four-family mortgages, a $15.62 million increase in commercial real estate mortgages and a $8.76 million increase in consumer loans. Average borrowings increased $125.51 million from quarter to quarter which was partially offset by a $62.89 million decrease in average deposits.

The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and net interest income for the quarters ended March 31, 2000 and 1999:


                                       Average Balances                    Income / Expense                      Yields
                                  ----------------------------       --------------------------      ----------------------------
                                    Quarters ended March 31,          Quarters ended March 31,         Quarters ended March 31,
(in thousands)                       2000             1999               2000         1999                2000           1999
                                  ----------        ----------       ------------  ------------      --------------  ------------
Loans, net                        $  740,515        $  666,157       $     13,899  $     12,738               7.55%         7.75%
Investment securities                315,270           306,455              5,048         4,880               6.44          6.46
Short-term investments                 2,861             5,564                 40            64               5.62          4.66
                                  ----------        ----------       ------------  ------------      --------------  ------------
  Total interest-earning assets    1,058,646           978,176             18,987        17,682               7.21          7.33
Other assets                          46,321            57,717
                                  ----------        ----------
  Total assets                    $1,104,967        $1,035,893
                                  ==========        ==========


Money market checking             $   48,459        $   42,493                210           119               1.74           1.14
Money market savings                  63,654            59,747                429           365               2.71           2.48
Savings and other                    105,570           108,952                395           403               1.50           1.50
Certificates of deposit              328,382           397,767              3,872         4,729               4.74           4.82
                                  ----------        ----------       ------------  ------------      --------------  ------------
  Total interest-bearing deposits    546,065           608,959              4,906         5,616               3.61           3.74
Federal funds purchased               12,363                 -                180             -               5.86            n/a
Borrowings                           362,855           249,709              5,143         3,242               5.70           5.27
                                  ----------        ----------       ------------  ------------      --------------  ------------
  Total interest-bearing funds       921,283           858,668             10,229         8,858               4.47           4.18

Demand deposits                       84,897            80,045
Other liabilities                      3,818             5,307
Stockholders' equity                  94,969            91,873
                                  ----------        ----------
  Total liabilities and equity    $1,104,967        $1,035,893
                                  ==========        ==========

Net interest income                                                  $      8,758  $      8,824
                                                                     ============  ============
Spread on interest-bearing funds                                                                              2.74%          3.15%
Net interest margin                                                                                           3.33%          3.66%

The following table presents the changes in interest and dividend income and the changes in interest expense, attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities during the periods indicated:


                                                   Quarters ended March 31, 2000 versus 1999
                                                           Change in interest due to
                                      ---------------------------------------------------------------------

(in thousands)                           Volume              Rate              Vol/Rate           Net
                                      --------------    ---------------      -------------   --------------

Loans, net                                  $ 1,422             $ (235)            $  (26)         $ 1,161
Investment securities                           140                 27                  1              168
Short-term investments                          (31)                14                 (7)             (24)
                                      --------------    ---------------      -------------   --------------
  Total                                       1,531               (194)               (32)           1,305
                                      --------------    ---------------      -------------   --------------


Money market checking                            17                 65                  9               91
Money market savings                             24                 38                  2               64
Savings and other                               (13)                 5                  -               (8)
Certificates of deposit                        (825)               (39)                 7             (857)
Federal funds purchased                         180                  -                  -              180
Other borrowings                              1,469                297                135            1,901
                                      --------------    ---------------      -------------   --------------
  Total                                         852                366                153            1,371
                                      --------------    ---------------      -------------   --------------

Net change to interest income               $   679             $ (560)            $ (185)         $   (66)
                                      ==============    ===============      =============   ==============


Interest Income

Interest income increased $1.31 million or 7.4% due primarily to increased average volumes of net loans and investment securities of $74.36 million and $8.82 million, respectively. Overall average yields decreased from 7.33% for the first quarter of 1999 to 7.21% for the same period in 2000. This was primarily due to a 20 basis point decrease in the average yields for net loans.

Interest Expense

Interest expense increased $1.37 million or 15.5% from the first quarter of 1999 to the same period in 2000. The increase was mainly due to higher average balances of other borrowings which was partially offset by $62.89 million in lower average balances of deposits. Overall average rates increased from 4.18% for the first quarter of 1999 to 4.47% for the same period in 2000 mainly due to higher rates on borrowings.

Provision for Loan Losses

There was no provision for loan losses during the first quarter of 2000 and 1999. The Company's percentage of allowance for loan losses to non-performing loans was 489.94% at March 31, 2000 compared to 553.97% at December 31, 1999. The Company's allowance for loan losses to gross loans was 1.47% at December 31, 1999 compared to 1.45% at March 31, 2000. On a quarterly basis, management reviews the adequacy of the reserves in relation to the non-performing assets. As of March 31, 2000, the reserve levels were deemed appropriate and no provision was necessary.

Other Income

The Company recorded $2.06 million in other income for the three months ended March 31, 2000 compared to $4.05 million for the same period in 1999. The following table shows the components of other income for the quarters ended March 31, 2000 and 1999:

(in thousands)                                                   For the quarters ended                    $              %
                                                          March 31, 2000         March 31, 1999          Change         Change
                                                       --------------------    -------------------    ------------    -----------
Investment brokerage services commissions                           $  726                 $  604         $   122          20.20 %
Service charges on deposit accounts                                    697                    687              10           1.46
Appreciation of cash surrender value life insurance                    241                    228              13           5.70
Loan servicing and other fees                                          123                    142             (19)        (13.38)
Income from investment in Real Estate Partnership                        -                     13             (13)       (100.00)
Gain on sale of headquarters building owned by
     the Real Estate Partnership                                         -                  2,096          (2,096)       (100.00)
Net gain on calls / sales of investment securities                       -                      5              (5)       (100.00)
Net gain on sales of loans                                               3                      3               -            n/a
Other                                                                  268                    274              (6)         (2.19)
                                                       --------------------    -------------------    ------------
      Total other income                                            $2,058                 $4,052         $(1,994)        (49.21)%
                                                       ====================    ===================    ============    ===========

Investment brokerage services commissions increased primarily due to higher investment advisory fees and commissions from transactional sales. Loan servicing and other fees were lower due mainly to lower servicing fees. On February 11, 1999, the Real Estate Partnership sold the headquarters building which resulted in a gain of $2.10 million.

Other Expenses

Other expenses totaled $6.08 million for the three months ended March 31, 2000 compared to $5.98 million for the same period in 1999. The following table details the significant components of other expenses for the periods presented:

(in thousands)                                               For the quarters ended                   $              %
                                                      March 31, 2000        March 31, 1999          Change         Change
                                                    ------------------    -------------------    ------------    -----------
Salaries, commissions and employee benefits                   $ 3,736                $ 3,283           $ 453          13.80 %
Occupancy                                                         774                    775              (1)         (0.13)
Data processing                                                   316                    313               3           0.96
Furniture and equipment                                           216                    245             (29)        (11.84)
Advertising                                                       153                    251             (98)        (39.04)
Communications                                                    137                    138              (1)         (0.72)
Legal and accounting                                              135                    145             (10)         (6.90)
Operation of foreclosed real estate owned                          20                    103             (83)        (80.58)
Amortization of goodwill                                           29                     29               -            n/a
Other                                                             564                    696            (132)        (18.97)
                                                    ------------------    -------------------    ------------
      Total other expenses                                    $ 6,080                $ 5,978           $ 102           1.71 %
                                                    ==================    ===================    ============    ===========

Salaries, commissions and employee benefits increased primarily due to lower deferred expenses relating to loan originations and higher overall salaries. Furniture and equipment was lower due to lower depreciation expense. Advertising was lower due to a lower activity level in 2000. Operation of foreclosed real estate owned expense were reduced due to lower expenses for one- to four-family properties. Other expense was lower due to lower correspondent banking charges, collection, consulting and seminar expenses and professional dues. In addition, during the first quarter of 1999, there was a $42,000 upfront fee for the Year 2000 liquidity advance.

Income Taxes

During the first quarter of 2000, the Company recorded tax expense of $1.53 million compared to $2.32 million for the first quarter of 1999. The effective tax rates for the three months ended March 31, 2000 and 1999 were 32.3% and 33.6%, respectively.

Extraordinary Item

During the first quarter of 1999, the Bank prepaid a $20,000 FHLB advance scheduled to mature October 20, 2000 that carried an interest rate of 6.24% which resulted in a $432 prepayment penalty. In addition, the Bank prepaid a $10,000 FHLB advance scheduled to mature on October 20, 2000 that carried and interest rate of 6.21% and incurred a $223 prepayment penalty. Due to these prepayment penalties, the Company reported a $435 extraordinary item, net of $220 in taxes due to the early extinguishment of debt during the first quarter of 1999. This reduced earnings per share by $0.09 and $0.08 on a basic and diluted basis, respectively.

Part I.  Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2000 based upon various earnings simulations, which include 100 basis point to 200 basis point increases and decreases in interest rates, management has projected the effect on net interest income for the next twelve months as follows:

                                              Effect on Net Interest Income
                                           ------------------------------------
                                                Shock               Ramp
(in thousands)                              Scenario (a)        Scenario (b)
                                           ----------------   -----------------

200 basis point increase in rates (c)             $ (3,913)           $ (1,910)
100 basis point increase in rates (d)               (1,645)               (989)
100 basis point decrease in rates (d)                1,462                 809
200 basis point decrease in rates (c)                2,246               1,419


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

                                MECH Financial, Inc.


Date:  5/15/00                  /S/ EDGAR C. GERWIG
       -------                  --------------------
                                Chairman, President and Chief Executive Officer


Date:  5/15/00                  /S/ THOMAS M. WOOD
       -------                  -------------------
                                Executive Vice President and Treasurer


Date:  5/15/00                  /S/ BRIAN A. ORENSTEIN
       -------                  -----------------------
                                Senior Vice President and Controller